Form 10KSB/A
period 1997-03-31
HERMATON CO
filed 1998-05-11
CIK 911317

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB/A

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



HERMATON COMPANY                                                             Statement of Changes in Stockholders'
(A Development Stage Company)                                                  Equity From Inception (May 4, 1992)
                                                                                            Through March 31, 1997




                                                                                         Accumulated
                                                                                           Deficit
                                                   Common Stock           Additional     During the
                                                                            Paid-In      Development
                                              Shares          Amount        Capital         Stage          Total

Issuance of common stock
    for cash                                    400,000     $      400    $       100    $              $      500

Net (loss)                                                                                    (269)          (269)

Balances at
    March 31, 1993                              400,000            400            100         (269)            231

Net (loss)                                                                                  (1,661)        (1,661)

Contribution to capital                                                           500                          500

Sale of shares in private placement
    on September 30, 1993                        24,600             25            221                          246

Balances at
    March 31, 1994 (Unaudited)                  424,600     $      425    $       821    $  (1,930)     $    (684)

Net (Loss)(Unaudited)                                                                       (4,280)        (4,280)

Issuance of Shares - Failed
    Acquisition - June 1, 1994                3,200,000          3,200                                       3,200

Balances at
    March 31, 1995 (Unaudited)                  424,600     $    3,625    $       821    $  (6,210)     $  (1,764)

Net (Loss) (Unaudited)                                                                        (588)          (588)

Balances at
    March 31, 1996 (Unaudited)                  424,600     $    3,625    $       821    $  (6,798)     $  (2,352)

Net (Loss)(Unaudited)                                                                         (247)          (247)

Balances at
    March 31, 1997 (Unaudited)                 3,624,600     $    3,625    $       821    $  (7,045)     $  (2,599)




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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized May 5, 1998.


                                                           HERMATON COMPANY


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 5, 1998.


By:     /s/ Jehu Hand            President, Secretary, Chief Financial Officer
        Jehu Hand                  and Director