Form 10KSB
period 1998-03-31
LAS VEGAS AIRLINES INC
filed 1998-07-28
CIK 911317

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1998

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-22310

                                             LAS VEGAS AIRLINES, INC.
                            (Exact name of small business issuer in its charter)

                         DELAWARE                                    33-0564327
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
                                                             Identification No.)

                 24901 Dana Point Harbor Drive, Suite 200
                 Dana Point, California                               92629
           (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:               (949) 488-8494
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                             -------------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1998 was not determinable since the Common Stock was not traded.

           The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1998:

Common Stock, $.001 Par Value - 3,624,600 shares

                                    DOCUMENTS INCORPORATED BY REFERENCE:  NONE

                                                      PART I

Item 1.   DESCRIPTION OF BUSINESS

Background

 Las Vegas Airlines, Inc., a Delaware corporation (the "Company") was incorporated as Hermaton Company on May 4, 1992. The Company was formed for the purpose of either merging with or acquiring an operating company with operating history and assets.

 The Company acquired 51% of the common stock of Las Vegas Airlines, Inc., a non-affiliated Nevada corporation (the "LVA-Nevada") on April 28, 1998. LVA Nevada has been in business for over 24 years, primarily operating Navajo aircraft in a commuter service between Las Vegas, Nevada and the Grand Canyon and in charter operations in the area. The Company intends to continue the Grand Canyon business, but its primary business focus is the expansion of routes in niche markets. The first market is the U.S. Virgin Islands to be followed by routes in Northern California and other locations to be determined.

 The Federal Aviation Administration has created steep regulatory barriers to the issuance of the operating permits for new airlines. The regulatory regime is known as "Part 121" after the nomenclature for that portion of the Federal Aviation Regulations (the "FARs") LVA-Nevada has a long operating history as a commuter air carrier under Part 135 of the FARs but, like many other Part 135 carriers, already operates in conformity with Part 121 regulations.

 Under the Acquisition the Company paid $500,000 to acquire 51% of LVA-Nevada and the rights to use the LVA-Nevada operating permit. This purchase price is significantly less than the cost of obtaining an operating permit under the current regulatory climate at the FAA.

 The Company has completed a business plan for the initiation of an air carrier service in the Caribbean with its hub in St. Thomas, Virgin Islands via its subsidiary Virgin Islands International Airlines ("VIIA"). The principal carrier in the Virgin Islands is American Eagle (an affiliate of American Airlines), where it holds a monopoly position which to date has been unchallenged. Management believes that the demographics and current load factor will support its air service.

 VIIA will initiate regional air carrier service to several cities in the U.S. Virgin Islands area (St. Thomas, St. Croix, Antigua, and San Juan, Puerto Rico). The timing of these flights will correspond to business commuter schedules (which are determined by the schedules of the major airlines with which VIIA flights will be connecting). The growth of the Virgin Islands' economy coupled with strong tourist volume indicates that growth in inter-island air travel is highly probable. The Company's primary competitor in this region, American
Eagle, only coordinates the timing of its flights with its parent, American Airlines.

 In addition, VIIA will expand its current freight division and charter activities to supplement the passenger revenue. This service and revenues to the Company generated therefrom would be at nominal additional direct or indirect cost to VIIA.

 The U.S.  Virgin Islands is a robust  business and tourist  economy with nearly
1.8 million visitors annually (1996). Hurricanes have impacted the area in the past few years and have stimulated the economy to fully re-build and grow. In 1996, approximately 180,000 people engaged in inter-island travel by air, and they spent $34.7 million in the process. This averages $193 per person spent on air travel for each of the approximately 180,000 known air travelers. The market for inter-island travel by air is increasingly accessible and growing (Source:
Bureau of Economic Research, Virgin Islands of the United States). As the economy continues to re-build and grow, the need for high-quality, affordable air transportation is projected to increase.

Marketing Strategy

 The Company's projected route structure affords two distinct targets for its marketing and sales efforts;

the leisure and business traveler. Because the Company plans to continue as a full participant in the airline community (with inter-line ticket and baggage agreements, joint fare agreements, and memberships in numerous industry associations) the airline sales and reservation community will also be targeted for specific marketing programs.

 The Company will market and promote its services throughout the medium of listings in various industry publications utilized by air carriers and travel agencies, as well as radio commercials, newspaper advertising, billboard display and public relations functions (including the local Chamber of Commerce organization and related trade associations). Direct sales will be made throughout the Company's reservation facilities and at ticket counters at the airports served, by travel agents, corporate and government transportation offices, and by other airlines pursuant to inter-line agreements. Packages including variations of air transportation, ground tours, hotel accommodations, meals, golf, and meetings will be offered.

 To bring its services to the attention of the passenger, who is the end user of its product, the Company will participate in national and international trade shows where it has been determined that passenger originations exist or can be developed. It is management's philosophy that an effective identity is a tangible asset, and that a properly structured identity program will enable the Company to maximize communication channels within the industry which will beneficially influence the building and selling of its services.

Implementation

 It is projected that a minimum of ninety days will be required to implement scheduled operations upon funding. This time period will be required to accomplish the following prerequisites:

1.        Locate appropriate aircraft;
2.        Certify aircraft for scheduled carrier use;
3.        Interview and hire pilots, cabin crew, a ground personnel;
4. Complete FAA ground and flight training and operational experience; 5. Publish, schedule and implement initial sales, promotional and advertising activities; 6. Complete negotiations with airport administrations, set-up reservations, office system, security system, and related procedures;
7.        Interview and hire other required personnel.

Competition

 There is only one competitor who provides scheduled inter-island flights throughout the U.S. Virgin Islands area - American Eagle, owned by American Airlines. American Eagle operates the Alenia Turboprop aircraft, a twin-engine turboprop with a capacity of 46 passengers. The Company intends to compete with American Eagle on the basis of price and service and better connections, however, there can be no assurance that the Company will be able to effectively compete with American Eagle or other competitors which may enter the market.

 Competition in the air transportation industry is intense. Any domestic air carrier deemed fit by the DOT is allowed to operate scheduled passenger service in the United States. Most of the Company's competitors are substantially larger, have greater financial resources and have more extensive route systems.

 Most major U.S. carriers have developed, independently or in partnership with others, large computerized reservation systems (CRS). Due to contractual requirements imposed by CRSs, most travel agencies contract with a single CRS to sell tickets. Airlines are charged industry-set fees to have their flight schedules included in the various CRS displays. These systems are currently the predominant means of distributing airline tickets. In order to reduce anti-competitive practices, the DOT regulates the display of all airline schedules and fares.

Flight Crews

 Las Vegas Airlines is not unionized and will utilize pilots hired specifically for the airline on an as-needed basis. The Company will supplement these pilots with flight crew staff. All pilots are required to possess a current Airline Transport Rating, the highest rating available from the FAA (requiring a minimum of 1500 hours of total time with priority given to military trained pilots). Maintenance and enhancement of pilot proficiency through ongoing training programs required by the FAA. These programs include all flight maneuvers, systems descriptions, and operating and emergency procedures. The minimum total time for initial and transition training is 30 hours. A minimum of ten hours of recurrent ground training, performed annually, is required of all pilots in addition to their regular flight duties.

Aircraft Maintenance

 A full maintenance and crew training program for the de Havilland Dash-8 Series 100 aircraft is presently available under contract in the Virgin Islands. Aircraft inspection and maintenance will be performed by these organization or will be handled through inter-line agreement or contract with a major aircraft maintenance facility. FAA inspectors may conduct ramp inspections of any aircraft at any airport at any time. The aircraft operated by VIIA will be inspected at 50-hour and 100-hour intervals.

Inter-line Agreements

 Las Vegas Airlines is negotiating inter-line agreements with several regional and major air carriers. The agreements include tickets, baggage handling, gate space, reservations, other customer services, fuel, and other ground support services.

Regulation

 All airlines are subject to  regulation  by the  Department  of  Transportation
(DOT) and the Federal Aviation Administration (FAA) in accordance with the Federal Aviation Act of 1958. The DOT's regulatory authority relates primarily to the economic aspects of air transportation. The FAA's regulatory authority relates primarily to safety aspects of air transportation, including aircraft operating standards, maintenance, and personnel.

 Las Vegas Airlines is certificated under FAR Part 135 and is approved for all weather operations to all of its scheduled destinations.

Aircraft

 VIIA intends to lease three de Havilland Dash-8 Series 100 aircraft. Management has determined that these aircraft have the ideal capability for the proposed mission profile and geographical areas of operations consistent with reasonable acquisition and operating costs and passenger appeal. There are also very well established support organizations and facilities for the Dash-8 (for maintenance and training) presently in the Virgin Islands. Aircraft will be permanently stationed at St. Thomas (STT).

 The de Havilland Dash-8 Series 100 aircraft has been in executive and airline service for many years. The aircraft will be configured to have 34 forward-facing adjustable and reclining passenger seats. The aircraft is air-conditioned and heated through and environmental control system and is de-iced through pneumatic boots installed on wings and tail leading edge surfaces; electric propeller and windshield de-icing is also provided. Depending on the aircraft selected, the aircraft will be equipped with weather radar. Flight operations are typically suspended in the event of severe weather.

 The aircraft are powered by two counter-rotating Pratt & Whitney PW 120A turboprop engines, each driving a Hamilton Standard 14SF-7 four-bladed composite propeller. The aircraft are full IFR (Instrument Flight Rated) equipped including the most advanced navigational and autopilot systems. These aircraft have excellent baggage capacity.

Airports

 The primary airports used are located in St. Thomas (STT), San Juan (SJU), St. Croix (STX), and Antigua (ANU). The Department of Transportation, since deregulation, has adopted a policy of granting discretionary authority to all qualified applicants for new routes. One or more regional air carriers are currently serving all of the above airports.

Freight Operations and Charter Operations

 It is projected that freight operations will comprise 5% of the total passenger revenues. Although scheduled passenger service operations will comprise the Company's major activities, attention will also be given to the enlargement of the package/freight division. There appears to be a very profitable niche market here. This revenue accruing to the Company from this service would be at minimal additional direct or indirect costs to the Company.

Reservations

 Reservations will be handled, initially, through installation of the ARINC (Aeronautical Radio Incorporated) system, thereby providing the Company direct communication with virtually every carrier in the nation. The Company will have the capability virtually every carrier in the nation. The Company will have the capability of receiving and sending reservations to airlines pursuant to interline agreements. As requirements increase as a result of increases in business volume, the Company will become integrated into one the major carriers' computerized reservation systems.

Station Operations

Aircraft will be permanently stationed at St. Thomas (STT).

Item 2.   DESCRIPTION OF PROPERTY

 The Company leases office, passenger and hanger space at Las Vegas North Airport for its Las Vegas operations. Negotiations are being conducted to lease 240 square feet of office space at Cyril E. King Airport in St. Thomas for the Virgin Islands operations.

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1998.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

 The Company's Common Stock has not traded. As of March 31, 1998, there were approximately 310 stockholders of record.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 The Company estimates that it will require approximately $1,750,000 in capital to expand operations in the Virgin Islands. Such funds are being supplied by placements of its securities, and are expected to be sufficient for the next twelve months.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The consolidated financial statements of the Company required to be included in
 Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable. The Company is retaining Thurman Shaw & Co. LC as its principal auditors for its next fiscal year. The Company intends to change its fiscal year to September 30.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

 The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors, executive officers and significant employees of the Company.

         Name                   Position

         Jehu Hand              President, Chief Financial Officer and Director
         William H. Prince      Executive Vice President
         Marvin Winograde       Vice President-Industry Affairs
         Don Donohue, Sr.       President of LVA-Nevada
         Don Donohue, Jr.       Vice President, Sales and Marketing - LVA Nevada

         The Company intends to add additional members to its board of directors and to add a full time Chief Financial Officer.

         Jehu Hand has been President and Secretary of the Company since its inception and Chief Financial Officer since January 1, 1995. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. Hand & Hand incorporated as a law corporation in May 1994. Mr. Hand has been a registered principal of SoCal Securities, an NASD registered broker dealer, since 1992. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. Jehu Hand received a J.D. from New York University School of Law in 1984 and a B.A. from Brigham Young University in 1981.

         William H. Prince has served as managing director of Prince Capital Corporation since 1989. Prince Capital is an investment banking firm which provides corporation financing services to emerging and middle market companies. From 1985 to 1989, Mr. Prince was Director of Corporate Finance for P.B. Jameson & Company, Inc. From 1978 to 1985 he was an institutional broker for three national New York Stock Exchange firms: Smith Barney, Dain Bosworth and Prudential Bache. From 1966 to 1978 he was a retail broker for an NYSE member firm and conducted wholesale activities for a national mutual fund with assets in excess of $1 billion. He graduated in 1966 with a BA in Business
Communications from Brigham Young University. Mr. Prince is a registered representative of SoCal Securities.

         Mr. Marvin Winograde is a graduate of the University of Southern California with a Bachelor of Science Degree in Finance and Economics. Mr. Winograde has had a diverse career with other regional airlines including assignments in corporate finance, commercial aircraft financing, as well as being an officer and director for two air carriers. Since 1987, Mr. Winograde has served as Vice President of Las Vegas Airlines with responsibilities including organizational and fiscal management, preparation of corporate budgets and forecasts, and industry affairs. Further, Mr. Winograde has been responsible for development and implementation of the Company's interline agreements, marketing objectives of the Company, and implementation of the marketing and development strategies.
He has also provided decision-making support to the President.

         Don Donohue, Sr., has a University of Cincinnati engineering background. He returned from the Air Force after 23 years of active duty where he received training and experience in administrative management, Pilot Training, Aircraft Maintenance Engineering, and Maintainability and Reliability. He has also been an instructor in T-33's of the German Air Force and F-4s in the Far East. His maintenance management experience include route line maintenance (both reciprocating and jet overhaul facilities), fabrication shops, production control analysis, quality control, and experimental aircraft (which include the SR-71 at Kelley Johnson's "Skunk Works" and electronics systems testing). Civilian pilot ratings include Airline Transport Pilot and Instructor/Instrument Flight Instructor, single and multi-engine. Mr. Donohue founded Las Vegas Airlines in 1973 and currently performs all airline pilot checkouts and test flights and actively flies scheduled flights.

         Don Donohue, Jr., is a Political Science major from the University of Idaho. After graduation, he worked for Woolworth's Food and Beverage Division. In 1978, he was promoted to a management level position with the Woolworth organization. In February 1979, he resigned from Woolworth to join Las Vegas Airlines, Inc. as Managing Director with oversight in the Marketing and Business Development areas.

Item 10. EXECUTIVE COMPENSATION

         The Company currently does not pay any compensation to its executive officers and director. No compensation is expected to be paid until Virgin Islands operations commences.

         Directors currently receive no compensation for their duties as directors.

         The Company, by resolution of its Board of Directors and stockholders, adopted a 1992 Stock Option Plan (the "Plan") on May 4, 1992. The Plan enables the Company to offer an incentive based compensation system to employees, officers and directors and to employees of companies who do business with the Company.

         In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 780,000 shares are issuable under the Plan as of June 30, 1998 at an exercise price of $2.50 per share. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors, executive officers and significant employees and by all of the Company's directors and executive officers as a group, as of March 31, 1998.

                                                                           Percentage
Name of                                       Number of                of Outstanding
Stockholder                                Shares Owned                  Common Stock

Jehu Hand(2)                                  1,410,000                         34.1%
24901 Dana Point Harbor Drive, #200
Dana Point, CA 92629

William H. Prince(3)                            620,000                         16.4%

Marvin Winograde                                400,000                         11.0%

Don Donohue Sr.                                      --                            --

Don Donohue Jr.                                      --                            --

All officers and directors as
  a group (2 persons)(2)(3)                   2,030,000                         47.4%

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2)  Includes 500,000 shares issuable upon exercise of options at $2.50 per share.
   --
(3)  Includes 150,000 shares issuable upon exercise of options at $2.50 per share.
   --

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995, 1996, 1997 and 1998 such expenses totalled $1,877, $2,411, $2,604 and $15,188.

         The Company was originally incorporated in Delaware under the name Hermaton Company on May 4, 1992 for the purpose of seeking out various acquisitions.

         On January 23, 1998, the Company loaned $50,000 to LVA Nevada. The note is due on demand and bears interest of 6% per annum. An officer and director of the Company, Jehu Hand, has advanced $50,000 to the Company for the loan. An additional $100,000 was loaned to LVA-Nevada on the same terms in April 1998.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits of the Company are included herein.


    Exhibit No.            Document Description


                           2. Plan of acquisition, reorganization, arrangement, liquidation or succession.

                           2.1. Share Purchase Agreement, between the Registrant and David J. Donohue, Sr.(2)

        3.                 Certificate of Incorporation and Bylaws

                           3.1.     Articles of Incorporation(1)
                           3.2      Bylaws(1)




LAS VEGAS AIRLINES, INC.
(A Development Stage Company)Statements of Financial Position

                                                      ASSETS

                                                                                     March 31,         March 31,
                                                                                       1997              1998


CURRENT ASSETS

    CASH                                                                             $                $
                                                                                     ---------        -

    NOTE RECEIVABLE                                                                                       50,000

    OTHER ASSETS
          Organization  costs, net of accumulated  amortization of $266 and $271
          (Note 1)

TOTAL ASSETS                                                                         $       5        $   50,000


                                       LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES
    Accounts payable                                                                 $   2,604        $   15,188
    Note payable - related party                                                                          50,000


          Total Current Liabilities                                                  $   2,604        $   65,188

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
   authorized; 3,624,600 shares issued and outstanding                                   3,625             3,625

Additional paid-in Capital                                                                 821               821

Accumulated deficit during the development stage                                       (7,045)          (19,634)


      TOTAL STOCKHOLDERS' EQUITY                                                       (2,599)          (15,188)
                                                                                     ---------        ----------


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $       5        $   50,000





                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                                        14



LAS VEGAS AIRLINES, INC.
(A Development Stage Company)Statements of Operations



                                                                                                     CUMULATIVE
                                                                                                        FROM
                                                            FOR THE                                   INCEPTION
                                                          YEAR ENDED                                (May 4, 1992)
                                                              TO                                         TO
                                                        March 31, 1997        March, 31, 1998      March 31, 1998
                                                        --------------        ---------------      --------------

REVENUES                                               $                     $                    $
                                                       --------------        ---------------      -

OPERATING EXPENSES

     General and Administrative                                   193                 12,584               19,363
     Amortization                                                  54                      5                  271
                                                       --------------        ---------------      ---------------
TOTAL OPERATING EXPENSES                                          247                 12,589               19,634


NET (Loss)                                             $        (247)        $      (12,589)      $      (19,634)

NET (Loss) PER SHARE                                   $        (Nil)        $         (Nil)      $         (Nil)


WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                     3,624,600              3,624,600            2,867,364






                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                                        15




LAS VEGAS AIRLINES, INC.               Statement of Changes in Stockholders'
(A Development Stage Company)           Equity From Inception (May 4, 1992)
                                               Through March 31, 1998



                                                                                         Accumulated
                                                                                           Deficit
                                                   Common Stock           Additional     During the
                                                                            Paid-In      Development
                                              Shares          Amount        Capital         Stage          Total

Issuance of common stock
    for cash                                    400,000     $      400    $       100    $              $      500

Net (loss)                                                                                    (269)          (269)

Balances at
    March 31, 1993                              400,000            400            100         (269)            231
Net (loss)                                                                                  (1,661)        (1,661)

Contribution to capital                                                           500                          500

Sale of shares in private placement
    on September 30, 1993                        24,600             25            221                          246

Balances at
    March 31, 1994 (Unaudited)                  424,600     $      425    $       821    $  (1,930)     $    (684)
Net (Loss)(Unaudited)                                                                       (4,280)        (4,280)

Issuance of Shares - Failed
    Acquisition - June 1, 1994                3,200,000          3,200                                       3,200

Balances at
    March 31, 1995 (Unaudited)                3,624,600     $    3,625    $       821    $  (6,210)     $  (1,764)
Net (Loss) (Unaudited)                                                                        (588)          (588)

Balances at
    March 31, 1996 (Unaudited)                3,624,600     $    3,625    $       821    $  (6,798)     $  (2,352)

Net (Loss)(Unaudited)                                                                         (247)          (247)

Balances at
    March 31, 1997 (Unaudited)                3,624,600     $    3,625    $       821    $  (7,045)     $  (2,599)
Net (Loss)(Unaudited)                                                                      (13,589)       (12,589)

Balances at
    March 31, 1998 (Unaudited)              $ 3,625,600     $    3,625    $       821    $ (19,634)     $ (15,188)




                    The accompanying notes are an integral part of these financial statements.

                                                        16




LAS VEGAS AIRLINES, INC.
(A Development Stage Company)                                                              Statements of Cash Flows



                                                                                                  CUMULATIVE
                                                                 FOR THE           FOR THE      FROM INCEPTION
                                                                  YEAR              YEAR          May 4, 1992
                                                                  ENDED             ENDED             TO
                                                             March 31, 1997    March 31, 1998   March 31, 1998
                                                             --------------    --------------   --------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                               $      (247)      $      (247)    $     (19,634)

    Add item not requiring the use of cash
         Amortization                                                  54                54               271

    Increase (decrease) in accounts payable                           193               193            15,188

    Net cash flows from operating activities                                                          (4,175)

CASH FLOWS FROM INVESTING ACTIVITIES
    Loan to Subsidiary                                                             (50,000)          (50,000)
    Organization Costs                                                                                  (271)
                                                                                                     (50,271)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                               500
    Sale of common stock                                                                                3,946
    Proceeds from related party loan                                                 50,000            50,000


    Net Cash flows from financing activities                                         50,000            54,446

NET INCREASE IN CASH

CASH BALANCE AT BEGINNING OF PERIOD

CASH BALANCE AT END OF PERIOD                                $                 $               $













                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

                                                        17

LAS VEGAS AIRLINES, INC.
(A Development Stage Company)                      Notes to Financial Statements

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

            The financial statements as of and for the years ended March 31, 1998 and 1997 are unaudited, pursuant to the exemption provided by Rule 3-11 of Regulation S-X.


NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


NOTE 3      RELATED PARTY TRANSACTIONS

            The officers and director of the Company currently serve without compensation.

            An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1996, 1997 and 1998 such expenses totalled $2,411, $2,604 and $15,188.

            An officer and director has loaned $50,000 to the Company due on demand at 6% interest.


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

LAS VEGAS AIRLINES, INC.
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


NOTE 6.     SUBSEQUENT EVENT

            On April 28, 1998 the Company acquired 51% of Las Vegas Airlines, Inc., a Nevada Corporation, as disclosed in a Form 8-K dated April 28, 1998, as amended on July 9, 1998.

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized July 13, 1998.


                                                       LAS VEGAS AIRLINES, INC.


                                                       By:    /s/ Jehu Hand
                                                              Jehu Hand
                                                              President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July 13, 1998.


By:     /s/ Jehu Hand                     President, Secretary, Chief Financial
        Jehu Hand                         Officer and Director