Form 10QSB
period 1998-06-30
LAS VEGAS AIRLINES INC
filed 1998-08-13
CIK 911317

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-22310

                                     LAS VEGAS AIRLINES, INC.
                  (Exact Name of Registrant as specified in its Charter)


            Delaware                                     33-0564327
(State or other Jurisdiction of                         I.R.S. Employer Identi-
Incorporation or Organization                            fication No.)

24901 Dana Point Harbor Drive, Suite 200, Dana Point, California 926290
(Address of Principal Executive Offices)                       (Zip Code)

                                                 (949) 488-8494
                     (Registrant's Telephone Number, including Area Code)




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

Common Stock, $.001 par value
Title of Class                                    Number of Shares outstanding
                                                       at June 30, 1998
No exhibits included.




LAS VEGAS AIRLINES, INC.
                                        Statements of Financial Position

                                                     ASSETS

                                                                                     March 31,         June 30,
                                                                                       1998              1998


CURRENT ASSETS
    CASH                                                                             $                $  108,208
                                                                                     ---------        ----------

    NOTE RECEIVABLE                                                                     50,000            50,000
                                                                                                      ----------
    EQUITY INVESTMENT                                                                       --           500,000
                                                                                     ---------        ----------
    DEPOSIT                                                                                 --            10,000
                                                                                     ---------        ----------

TOTAL ASSETS                                                                         $  50,000        $  668,208
                                                                                     =========        ==========


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                                 $  15,188        $   59,949
    Note payable - related party                                                        50,000            60,100
    Note payable - acquisition (Note 6)                                                                  250,000


          Total Current Liabilities                                                  $  65,188        $  370,049

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
   authorized; 3,624,600 and 3,796,600 shares issued and outstanding                     3,625             3,797

Additional paid-in Capital                                                                 821           430,649

Accumulated deficit during the development stage                                     (19,634)          (136,287)
                                                                                     --------         ----------

      TOTAL STOCKHOLDERS' EQUITY                                                     (15,188)         298,159
                                                                                     --------         -------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                           $                $  668,208
                                                                                     =========        ==========

                    The accompanying notes are an integral part of the financial statements.


LAS VEGAS AIRLINES, INC.
                                            Statements of Operations



                                                                                                          CUMULATIVE
                                                                                                        FROM
                                                            FOR THE               FOR THE                IN-
                                                                                   THREE
MONTHS                                                   THREE MONTHS                                  (May 4,
1992)
                                                           ENDED TO              ENDED TO                TO
                                                         June 30, 1997         June 30, 1998          June 30,
                                                         -------------         -------------          --------
1998

REVENUES                                               $                     $                    $
                                                       --------------        ---------------      -

OPERATING EXPENSES

     General and Administrative                                    15                116,653              136,016
     Amortization                                                   5                                         271
                                                       --------------        ---------------      ---------------
TOTAL OPERATING EXPENSES                                           20                116,653              136,287


NET (Loss)                                             $         (20)        $     (116,653)      $     (136,287)

NET (Loss) PER SHARE                                   $        (Nil)        $         (Nil)      $         (Nil)


WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                     3,624,600              3,624,600            2,580,348













                    The accompanying notes are an integral part of the financial statements.



LAS VEGAS AIRLINES, INC.                                                     Statement of Changes in Stockholders'
(A Development Stage Company)                                                  Equity From Inception (May 4, 1992)
                                                                                             Through June 30, 1998

                                                                                         Accumulated
                                                                                           Deficit
                                                   Common Stock           Additional     During the
                                                                            Paid-In      Development
                                              Shares          Amount        Capital         Stage          Total
Issuance of common stock
    for cash                                    400,000     $      400    $       100    $              $      500
Net (loss)                                                                                    (269)          (269)
Balances at
    March 31, 1993                              400,000            400            100         (269)            231

Net (loss)                                                                                  (1,661)        (1,661)
Contribution to capital                                                           500                          500
Sale of shares in private placement
    on September 30, 1993                        24,600             25            221                          246
Balances at
    March 31, 1994 (Unaudited)                  424,600     $      425    $       821    $  (1,930)     $    (684)

Net (Loss)(Unaudited)                                                                       (4,280)        (4,280)
Issuance of Shares - Failed
    Acquisition - June 1, 1994                3,200,000          3,200                                       3,200
Balances at
    March 31, 1995 (Unaudited)                3,624,600     $    3,625    $       821    $  (6,210)     $  (1,764)

Net (Loss) (Unaudited)                                                                        (588)          (588)
Balances at
    March 31, 1996 (Unaudited)                3,624,600     $    3,625    $       821    $  (6,798)     $  (2,352)


Net (Loss)(Unaudited)                                                                         (247)          (247)
Balances at
    March 31, 1997 (Unaudited)                3,624,600     $    3,625    $       821    $  (7,045)     $  (2,599)

Net (Loss)(Unaudited)                                                                      (13,589)       (12,589)
Balances at
    March 31, 1998 (Unaudited)              $ 3,624,600     $    3,625    $       821    $ (19,634)     $ (15,188)




Sale of Shares in private
    Placement, June 30, 1998                    172,000            172        429,828                      430,000
Net loss (unaudited)                                                                      (116,653)      (116,653)
                                            -----------     ----------    -----------    ----------     ----------
Balances at
    June 30, 1998 (unaudited)               $ 3,796,600     $    3,797    $   430,946    $  136,287     $  298,159


                   The  accompanying   notes  are  an  integral  part  of  these
financial statements.




LAS VEGAS AIRLINES, INC.
(A Development Stage Company)                                                            Statements of Cash Flows



                                                                                                  CUMULATIVE
                                                                 FOR THE           FOR THE           FROM
INCEPTION
                                                              THREE MONTHS      THREE MONTHS      May 4, 1992
                                                                  ENDED             ENDED             TO
                                                              June 31, 1997     June 31, 1998    June 30, 1998
                                                              -------------     -------------    -------------

CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                               $       (20)      $  (116,653)    $    (136,287)

    Add item not requiring the use of cash
         Amortization                                                   5                                 271

    (Increase) in deposit                                                          (10,000)          (10,000)
    Increase (decrease) in accounts payable                            15                              59,949

    Net cash flows from operating activities                                                         (86,067)

CASH FLOWS FROM INVESTING ACTIVITIES
    Equity Investment                                                             (250,000)         (250,000)
    Loan to Subsidiary                                                                               (50,000)
    Organization Costs                                                                                  (271)
    Net cash used in investing activities                                         (250,000)         (300,271)

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                               500
    Sale of common stock                                                            430,000           433,946
    Proceeds from related party loan                                                 10,100            60,100


    Net Cash flows from financing activities                                        440,100           494,546

NET INCREASE IN CASH                                                                108,208           108,208

CASH BALANCE AT BEGINNING OF PERIOD                                                      --                --
                                                             ------------      ------------    --------------

CASH BALANCE AT END OF PERIOD                                $                 $    108,208    $      108,208


                    The accompanying notes are an integral part of the financial statements.

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

            The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1998, the results of operations for the three months ended June 30, 1998 and 1997, and the cash flows for the three months ended June 30, 1998 and 1997.

            Reference is made to the Company's Form 10-KSB for the year ended March 31, 1998. The results of operations for the three months ended June 30, 1998 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1999.


NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


NOTE 3.     PURCHASE OF STOCK

            On April 28, 1998 the Company acquired 51% of the common stock of Las Vegas Airlines, Inc., a Nevada Corporation, as disclosed in a Form 8-K dated April 28, 1998, as amended on July 9, 1998. The purchase price of $500,000 is reflected as an equity investment in the balance sheet as of June 30, 1998.

            The fiscal year-end of Las Vegas Airlines, Inc., a Nevada corporation, is September 30. A summary (unaudited) balance sheet and (unaudited) income statement as of June 30, 1998 and for the nine-months then ended follows:

ASSETS
    Cash $                                      16,655
    Accounts Receivable                                    48,296
    Inventory-parts                                       129,340
    Income tax refunds                                     80,393
    Excise tax refunds                                      7,463
    Prepaid insurance                                       3,494
         Total current assets                             285,644

    Furniture, vehicles and equipment-net                  48,953
    Other assets                                           14,596
         Total assets                                 $   349,193

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)





    Checks draw in excess of cash in bank             $    23,857
    Accounts payable                                      168,158
    Other accrued liabilities                             104,524
    Current portion of long-term debt                     334,074
         Total current liabilities                        630,613

    Long-term debt                                          8,182
         Total liabilities                                638,795

STOCKHOLDERS' EQUITY
    Common stock; no par value; 2500 Shares
         authorized; 2500 Shares issued and
         outstanding                                        5,000

    Paid-in capital                                        30,041

    Retained earnings (deficit)                         (324,643)
                                                        (289,602)

         Total liabilities and stockholder's equity   $   349,193



Revenues                                              $ 1,403,407
Cost of Revenues                                        1,299,543
Gross Profit                                              103,804
Selling, general and administrative expenses              308,883
Operating loss                                          (205,079)
Other income (expense)                                     66,607
Loss before income taxes (credit)                       (138,472)
Income taxes (credit)                                    (37,200)
Net loss $                                            (101,272)


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                           PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - and Use of Proceeds

    The Company sold ________ Shares of Common Stock in a private placement at a price of $2.50 per share to ___ persons during the three months ended June 30, 1998.

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

    Exhibits--None

    Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated April 28, 1998 to report the acquisition of 51% of Las Vegas Airlines, Inc., a Nevada corporation, (LVA Nevada). By an amendment on Form 8-K/A, the Company filed the audited financial statements of LVA Nevada for the years ended September 30, 1997 and 1996 and the six months ended March 31, 1998.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                     LAS VEGAS AIRLINES, INC.



Date:   August 13, 1998                        By:   /s/ Jehu Hand
                                                       -------------
                                                     Jehu Hand
                                               President and Chief Financial
                                               Officer (chief financial officer
                                               and accounting officer and duly
                                                     authorized officer)