Form 10QSB/A
period 1998-06-30
LAS VEGAS AIRLINES INC
filed 1998-08-20
CIK 911317

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                  FORM 10-QSB\A
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1998

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                     3,816,600
----------------------------------                         ------------------
Title of Class                                    Number of Shares outstanding
                                                           at June 30, 1998
No exhibits included.




                                            LAS VEGAS AIRLINES, INC.
                                        Statements of Financial Position

                                                     ASSETS

                                                                                     March 31,         June 30,
                                                                                       1998              1998


CURRENT ASSETS - CASH                                                              $               $      108,208
                                                                                   --------------  --------------

NOTE RECEIVABLE                                                                        50,000          50,000
    EQUITY INVESTMENT                                                                          --         500,000
    DEPOSIT                                                                                    --          10,000
    MARKETING RIGHTS                                                                           --          50,000

TOTAL ASSETS                                                                       $       50,000  $      718,208


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                               $       15,188  $       59,949
    Note payable - related party                                                           50,000          60,100
    Note payable - acquisition (Note 6)                                                                   250,000


          Total Current Liabilities                                                $       65,188  $      370,049

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
    authorized; 3,624,600 and 3,816,600 shares
    issued and outstanding                                                                  3,625           3,817

Additional paid-in Capital                                                                    821         480,629

Accumulated deficit during the development stage                                         (19,634)       (136,287)



          TOTAL STOCKHOLDERS' EQUITY                                                     (15,188)         348,159


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $       50,000  $      718,208



                    The accompanying notes are an integral part of the financial statements.



                                            LAS VEGAS AIRLINES, INC.
                                            Statements of Operations



                                                                                                          CUMULATIVE
                                                                                                        FROM
                                                            FOR THE               FOR THE                IN-
                                                         THREE MONTHS          THREE MONTHS         (May 4,1992)
                                                           ENDED TO              ENDED TO                TO
                                                         June 30, 1997         June 30, 1998        June 30, 1998
                                                         -------------         -------------        -------------

REVENUES $                                                           $                    $
         ----------------------------------------------              ----------           -
OPERATING EXPENSES

     General and Administrative                                     15              116,653               136,016
     Amortization                                                    5                                        271
                                                       ---------------         ------------          ------------
TOTAL OPERATING EXPENSES                                            20              116,653               136,287


NET (Loss)                                             $          (20)         $  (116,653)          $  (136,287)
                                                       ===============         ============          ============
NET (Loss) PER SHARE                                   $         (Nil)         $      (Nil)          $      (.05)


WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                      3,624,600            3,624,600             2,580,348



























                    The accompanying notes are an integral part of the financial statements.



                                            LAS VEGAS AIRLINES, INC.
                                      Statement of Changes in Stockholders'
                                       Equity From Inception (May 4, 1992)
                                              Through June 30, 1998


                                                                                                      Accumulated
                                                                                                        Deficit
                                                         Common Stock                Additional       During the
                                                                                       Paid-In        Development
                                                   Shares             Amount           Capital           Stage            Total


Issuance of common stock
     for cash                                          400,000   $           400  $           100   $                $          500
Net (loss)                                                                                                   (269)            (269)
Balances at
     March 31, 1993                                    400,000               400              100            (269)              231

Net (loss)                                                                                                 (1,661)          (1,661)
Contribution to capital                                                                       500                               500
Sale of shares in private placement
     on September 30, 1993                              24,600                25              221                               246
Balances at
     March 31, 1994 (Unaudited)                        424,600   $           425  $           821   $      (1,930)   $        (684)

Net (Loss)(Unaudited)                                                                                      (4,280)          (4,280)
Issuance of Shares - Failed
     Acquisition - June 1, 1994                      3,200,000             3,200                                              3,200
Balances at
     March 31, 1995 (Unaudited)                      3,624,600   $         3,625  $           821   $      (6,210)   $      (1,764)

Net (Loss) (Unaudited)                                                                                       (588)            (588)
Balances at
     March 31, 1996 (Unaudited)                      3,624,600   $         3,625  $           821   $      (6,798)   $      (2,352)

Net (Loss)(Unaudited)                                                                                        (247)            (247)
Balances at
     March 31, 1997 (Unaudited)                      3,624,600   $         3,625  $           821   $      (7,045)   $      (2,599)

Net (Loss)(Unaudited)                                                                                     (13,589)         (12,589)
Balances at
     March 31, 1998 (Unaudited)                 $    3,624,600   $         3,625  $           821   $     (19,634)   $     (15,188)



Issuance of Shares for Intangible Asset                       20,000            20               49,980                    50,000

Sale of Shares in private
     Placement, June 30, 1998                          172,000               172          429,828                           430,000
Net loss (unaudited)                                                                                     (116,653)        (116,653)


Balances at
     June 30, 1998 (unaudited)                  $    3,796,600   $         3,797  $       480,629   $      136,287   $      348,159



                             The  accompanying  notes  are an  integral  part of
these financial statements.




                                             LAS VEGAS AIRLINES, INC.
                                           (A Development Stage Company)
                                             Statements of Cash Flows



                                                                                                  CUMULATIVE
                                                                                                     FROM
                                                             FOR THE                FOR THE        INCEPTION
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

NON CASH ACTIVITY - ISSUANCE OF
    SHARES FOR MARKETING RIGHTS                              $                 $     50,000    $       50,000
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

LAS VEGAS AIRLINES, INC.                    Notes to Financial Statements

NOTE 1      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            The Company was incorporated under the laws of the State of Delaware on May 4, 1992. The Company is engaged in the business of offering scheduled Commuter and Charter airline services through its 51%
            owned subsidiary, Las Vegas Airlines, Inc. (Nevada). The Company accounts for its ownership of Las
            Vegas Airlines, Inc. (Nevada) on the equity method.  See Note 3.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company's loss of $116,653 primarily is attributable to the losses of its 51% owned subsidiary, Las Vegas Airlines, Inc., a Nevada corporation ("LVA Nevada"). LVA Nevada's business is located in Las Vegas and historically the first quarter is not profitable because of the lower passenger count resulting from summer temperatures. In addition, LVA Nevada's experience is that every few summers the World Cup Soccer Match reduces June passenger count significantly, as many of its non-US customers stay home or journey to non-US destinations to view this match. The remaining loss is due to the start up costs connected with the Company's expansion in the Caribbean. No revenues are anticipated from these operations until the last calendar quarter of 1998.

         The Company's cash needs for the next twelve months are estimated at $1,600,000. These needs are expected to be met from proceeds of equity and debt placements, from shareholder advances and eventually from operations. The Company may need additional capital in the future for expansion, or if its planned expansion in the Caribbean is not profitable, of which there can be no assurance. The Company has no lines of credit available to it.

PART II.  OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS  -  None

Item 2.   CHANGES IN SECURITIES - and Use of Proceeds
        ---------------------

         The Company sold 172,000 Shares of Common Stock in a private placement at a price of $2.50 per share to accredited and sophisticated investors during the three months ended June 30, 1998, and sold an additional 20,000 Shares to acquire certain Marketing rights associated with a toll free telephone number.

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None
         -------------------------------

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None
         --------------------------------------------------

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