Form 10KSB
period 1998-09-30
LAS VEGAS AIRLINES INC
filed 1999-08-06
CIK 911317

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended September 30, 1998

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

Securities registered pursuant to Section 12(g) of the Act:  Common Stock, par value $.001
                                                             ------------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of September 30, 1998 was not determinable since the Common Stock was not traded on an established trading market.

           The number of shares outstanding of the issuer's classes of Common Stock as of September 30, 1998:

Common Stock, $.001 Par Value - 3,937,000 shares

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

 The Company acquired 51% of the common stock of Las Vegas Airlines, Inc., a non-affiliated Nevada corporation ("LVA-Nevada") on April 28, 1998. Under the Acquisition the Company paid $500,000 to acquire 51% of LVA-Nevada and the rights to use the LVA-Nevada operating permit. The remaining 49% was acquired by merger with another subsidiary, Acquisition Corp. 2500, on September 30, 1998. LVA Nevada had been in business for over 24 years, primarily operating Navajo aircraft in a commuter service between Las Vegas, Nevada and the Grand Canyon and in charter operations in the area. The Company intended to continue the Grand Canyon business, but its primary business focus is the expansion of routes in niche markets. The first market is the U.S. Virgin Islands to be followed by routes in Northern California and other locations to be determined. Due to a changing regulatory climate under FAA Part 121, and the failure of an aircraft lessee to timely deliver aircraft, the Virgin Islands expansion was indefinitely postponed. At the same time, subsequent to year end, the Company evaluated its Las Vegas business and determined that it was not profitable and was not likely to become profitable in the foreseeable future. In the belief of management, the prior owner of LVA-Nevada made several material misrepresentations to the Company. The Company sued Donald J. Donohue, Sr. ("Donohue"), the former owner, in Nevada state court for these misrepresentations and for embezzling cash from LVA-Nevada. In response, on December 11, 1998, the former owner of LVA-Nevada, and 4 other persons filed an involuntary petition for relief under Chapter 7 of the Federal Bankruptcy Code against LVA. The petition was filed in bankruptcy court in Las Vegas, Nevada. As a result of this filing and its effect on the Company, it was obligated to cease operations in December 1998. The Company has evaluated the situation and has determined that Donohue is likely judgment proof, and has determined that collectibility of any claim against Donohue is unlikely. In addition, the Company has determined that the value of LVA-Nevada is nominal and any recovery from it is unlikely, and has decided not to waste additional funds on recovery efforts. The Company is seeking another acquisition at this time.

Item 2.   DESCRIPTION OF PROPERTY

 The Company receives the use of office space from an officer at no charge.

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1998.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

 The Company's Common Stock has traded only infrequently and it is not considered to have an established trading market. As of September 30, 1998, there were approximately 310 stockholders of record.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 The Company has minimal cash on hand and does not intend to continue operations.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 The consolidated financial statements of the Company required to be included in
 Item 7 are set forth in the Financial Statements Index.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable. The Company has retained Thurman Shaw & Co. LC as its principal auditors for its next fiscal year. As reported in a Form 8-K dated November 6, 1998, the Company has changed its fiscal year to September 30.

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

Item 10. EXECUTIVE COMPENSATION

         The Company currently does not pay any compensation to its executive officers and director. No compensation is expected to be paid for the forseeable future.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors, executive officers and significant employees and by all of the Company's directors and executive officers as a group, as of September 30, 1998.

                                                                           Percentage
Name of                                       Number of                of Outstanding
Stockholder                                Shares Owned                  Common Stock

Jehu Hand(2)                                  1,410,000                         34.1%
24901 Dana Point Harbor Drive, #200
Dana Point, CA 92629

William H. Prince(3)                            620,000                         16.4%

Marvin Winograde                                330,000                          8.4%

All officers and directors as
  a group (3 persons)(2)(3)                   2,360,000                         51.0%

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2 Includes 500,000 shares issuable upon exercise of options at $2.50 per share.
   --
(3)Includes 150,000 shares issuable upon exercise of options at $2.50 per share.
   --

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1995, 1996, 1997 and September 1998 such expenses totalled $1,877, $2,411, $2,604 and $15,188. Subsequent to year end this officer advanced $26,329.

                                                      PART IV


Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

            (a) Exhibits. The following exhibits of the Company are included herein.


    Exhibit No.            Document Description


                           2.       Plan of acquisition, reorganization,
arrangement, liquidation or succession.

                              LAS VEGAS AIRLINES, INC.
                                          (Formerly Hermaton Corporation)

                                         CONSOLIDATED FINANCIAL STATEMENTS
                                           WITH ACCOMPANYING INFORMATION

                                           YEAR ENDED SEPTEMBER 30, 1998

                                                        AND

                                           INDEPENDENT AUDITORS' REPORT



                                             LAS VEGAS AIRLINES, INC.
                                          (Formerly Hermaton Corporation)
                                         Consolidated Financial Statements

                                                 Table of Contents


Independent Auditors' Report                                                                              1

Financial Statements

         Consolidated Balance Sheet                                                                       2

         Consolidated Statement of Operations and Retained Earnings                                       4

         Consolidated Statement of Changes in Stockholders' Equity                                        5

         Consolidated Statement of Cash Flows                                                             7

         Notes to Consolidated Financial Statements                                                       8

Supplementary Information

         Detail of Consolidated Balance Sheet                                                            15

         Detail of Consolidated Statement of Operations and
           Retained Earnings                                                                             16


                                           INDEPENDENT AUDITORS' REPORT



The Board of Directors
Las Vegas Airlines, Inc.
(Formerly Hermaton Corporation)

We have audited the accompanying consolidated balance sheet of Las Vegas Airlines, Inc. (formerly Hermaton Corporation) as of September 30, 1998 and the related consolidated statements of operations and retained earnings (deficit), and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Airlines, Inc. (formerly Hermaton Corporation) as of September 30, 1998, and the results of its operations and cash flows for the year then ended in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the consolidated financial statements, the Company incurred a net loss of ($720,950) during the year ended September 30, 1998, and, as of that date, had a working capital deficiency of ($1,367,235) and net worth of ($780,914). Those conditions raise substantial doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


THURMAN SHAW & CO. LC


Bountiful, Utah
December 31, 1998


                                              LAS VEGAS AIRLINES, INC.
                                          (Formerly Hermaton Corporation)
                                             Consolidated Balance Sheet
                                                 September 30, 1998





ASSETS

Current assets
     Cash                                                                                            $      141,599
     Accounts receivable                                                                                     58,709
     Expendable parts, at cost                                                                              126,313
     Refundable taxes based on income                                                                        90,416
     Refundable excise taxes                                                                                  2,463
     Prepaid insurance                                                                                      231,363
                                                                                                     --------------

           Total current assets                                                                             650,863


Furniture, vehicles and equipment, at cost
     Furniture and equipment                                                                                 28,749
     Transportation                                                                                          66,158
     Engines                                                                                                122,608
                                                                                                     --------------

                                                                                                            217,515

     Less accumulated depreciation                                                                         (180,510)

                                                                                                             37,005

Other assets
     Deposits                                                                                               542,000
     Other                                                                                                   14,737

                                                                                                            556,737

                                                                                                     $    1,244,605






            See accompanying notes to financial statements












LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities
     Accounts payable                                                                                $      210,331
     Insurance payable                                                                                      228,033
     Accrued payroll and payroll taxes                                                                      235,733
     Other accrued liabilities                                                                               59,415
     Current portion of long-term debt                                                                      408,486
     Loan from shareholder                                                                                  966,100
                                                                                                     --------------

           Total current liabilities                                                                      2,108,098

Long-term debt, net of current portion                                                                        7,421
                                                                                                     --------------

           Total liabilities                                                                              2,115,519

Commitments



Stockholder's equity (deficit):
     Preferred stock, $0.001 par value; 1,000,000 shares
       authorized; no shares issued and outstanding                                                            -

     Common stock, $0.001 par value; 20,000,000 shares
       authorized; 3,937,000 shares issued and outstanding                                                    3,937

     Paid in capital                                                                                        166,550

     Retained earnings (deficit)                                                                         (1,041,401)

                                                                                                           (870,914)

                                                                                                     $    1,244,605


                                              LAS VEGAS AIRLINES, INC.
                                          (Formerly Hermaton Corporation)
                        Consolidated Statement of Operations and Retained Earnings (Deficit)
                                           Year Ended September 30, 1998



Revenues                                                                                                    1,816,307

Cost of revenues                                                                                          1,845,444

Gross profit                                                                                                (29,137)

Selling, general and administrative expenses                                                                861,073

Operating loss                                                                                             (890,210)

Other income (expense)
     Interest income                                                                                            256
     Interest expense                                                                                      (113,419)
     Gain on sale of aircraft                                                                               145,200
                                                                                                     --------------

                                                                                                             32,037

Loss before income taxes                                                                                   (858,173)

Income tax benefit                                                                                           47,223

Net loss                                                                                                   (810,950)

Retained earnings (deficit), beginning                                                                     (230,451)

Retained earnings (deficit), ending                                                                  $   (1,041,401)
                                                                                                     ==============













                              See accompanying notes to financial statements



                                              LAS VEGAS AIRLINES, INC.
                                          (Formerly Hermaton Corporation)
                             Consolidated Statement of Changes in Stockholders' Equity
                                       May 4, 1992 Through September 30, 1998


                                                              Common StockAdditional      Retained
                                                                                       Paid-In          Earnings/
                                                    Shares            Amount           Capital          (Deficit)           Total


Issuance of common stock for cash                      400,000    $          400    $         100    $         -       $         500

Net (loss)                                                -                 -                -                 (269)           (269)
                                                 -------------    --------------    -------------    --------------    -------------

Balance, March 31, 1993                                400,000               400              100              (269)             231

Contribution to capital                                   -                 -                 500              -                 500

Sale of shares in private placement
   on September 30, 1993                                24,600                25              221              -                 246

Net (loss)                                                -                 -                -               (1,661)         (1,661)
                                                 -------------    --------------    -------------    --------------    -------------

Balance, March 31, 1994                                424,600               425              821            (1,930)           (684)

Issuance of shares - Failed
   acquisition, June 1, 1994                         3,200,000             3,200             -                 -               3,200

Net (loss)                                                -                 -                -               (4,280)         (4,280)
                                                 -------------    --------------    -------------    --------------    -------------

Balance, March 31, 1995                              3,624,600             3,625              821            (6,210)         (1,764)

Net (loss)                                                -                 -                -                 (588)           (585)
                                                 -------------    --------------    -------------    --------------    -------------

Balance, March 31, 1996                              3,624,600             3,625              821            (6,798)         (2,352)

Net (loss)                                                -                 -                -                 (247)           (247)
                                                 -------------    --------------    -------------    --------------    -------------

Balance, March 31, 1997                              3,624,600             3,625              821            (7,045)         (2,599)

Net (loss)                                                -                 -                -                  (35)            (35)
                                                 -------------    --------------    -------------    --------------    -------------




                 See accompanying notes to financial statements




                            LAS VEGAS AIRLINES, INC.
                         (Formerly Hermaton Corporation)
                                Consolidated Statement of Changes in Stockholders' Equity (Continued)
                     May 4, 1992 Through September 30, 1998


                                                              Common StockAdditional      Retained
                                                                                       Paid-In          Earnings/
                                                    Shares            Amount           Capital          (Deficit)           Total


Balance, September 30, 1997                          3,624,600             3,625              821            (7,080)         (2,634)

Issuance of stock for cash                             312,400               312          630,688              -             631,000

Acquisition of Las Vegas Airlines, Inc.
   for cash                                               -                 -            (464,959)         (223,371)       (688,330)

Net loss                                                  -                 -                -             (810,950)       (810,950)
                                                 -------------    --------------    -------------    --------------    -------------


Balance, September 30, 1998                          3,937,000    $        3,937    $     166,550    $   (1,041,401)   $   (870,914)
                                                 =============    ==============    =============    ==============    =============
























                 See accompanying notes to financial statements



                                             LAS VEGAS AIRLINES, INC.
                                          (Formerly Hermaton Corporation)
                                       Consolidated Statement of Cash Flows
                                           Year Ended September 30, 1998


CASH FLOWS FROM OPERATING ACTIVITIES
     Net loss                                                                                    $    (810,950)
     Adjustments to reconcile net loss to net
       cash used in operating activities
       Depreciation                                                                                     50,089
       Changes in assets and liabilities
         Decrease in accounts receivable                                                                25,130
         Decrease in expendable parts                                                                   27,993
         Increase in refundable income taxes                                                           (47,223)
         Decrease in refundable excise taxes                                                             5,000
         Increase in prepaid insurance                                                                 (55,263)
         Increase in other assets                                                                       (9,807)
         Increase in deposits                                                                         (542,000)
         Decrease in checks written in excess of cash in bank                                          (33,791)
         Decrease in accounts payable                                                                   (3,303)
         Increase in insurance payable                                                                  25,932
         Increase in accrued payroll and payroll taxes                                                 172,134
         Increase in other accrued liabilities                                                          43,471
                                                                                                 -------------
           Net cash used in operating activities                                                    (1,152,588)
                                                                                                 -------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of aircraft - net                                                                              3,306
           Net cash provided by investing activities                                                     3,306

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from debt                                                                                285,967
     Proceeds from issuance of stock                                                                   131,000
     Proceeds from advances from shareholder                                                           966,100
     Principal payments on long-term debt                                                             (105,617)
                                                                                                 -------------
           Net cash provided by financing activities                                                 1,277,450
                                                                                                 -------------

Net increase in cash                                                                                   128,168

Cash, beginning                                                                                         13,431

Cash, ending                                                                                     $     141,599
                                                                                                 =============

SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid                                                                               $     113,419
                                                                                                 =============

                                  See accompanying notes to financial statements

                                             LAS VEGAS AIRLINES, INC.
                                          (Formerly Hermaton Corporation)
                                           Notes to Financial Statements



1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Organization

         Las Vegas Airlines (formerly Hermaton Corporation) was incorporated under the laws of Delaware on May 4, 1992, for the purpose of seeking out business opportunities, including acquisitions.

         On January 23, 1998 and September 30, 1998, Hermaton Corporation acquired all of the outstanding stock of Las Vegas Airlines, Inc. for $500,000. Subsequent to the purchase, Hermaton Corporation changed its name to Las Vegas Airlines and also changed its fiscal year-end to September 30.

         The Las Vegas Airlines, Inc. (subsidiary) was incorporated in October, 1973, under the laws of the State of Nevada to operate air taxis services under Federal Aviation Regulation 135. The primary services include scheduled commuter, air tours and charters to the Grand Canyon and surrounding areas.

         Basis of Presentation

         The accompanying financial statements include the accounts of Las Vegas
         Airlines   (formerly   Hermaton   Corporation)   and  its  wholly-owned
         subsidiary Las Vegas Airlines, Inc.

         At September 30, 1998, the Company's current obligations exceed its current assets by approximately $1,457,235. Management believes the Company will be able to continue in business as a going concern; however, that is dependent upon its ability to continue profitable operations and/or obtain additional working capital to finance continuance of operations.

         Use of Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amount reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         Inventories

         Inventories consist of airplane parts and are stated at the cost.

         Revenue Recognition

         Income is recognized after air transportation is provided

         Concentration of Credit Risk

         The Company sells its tours primarily through independent travel industry organizations located throughout the United States and overseas. Ongoing credit evaluations of customers' financial condition is performed by the Company and generally collateral is not required. Management believes that an allowance for doubtful accounts is not necessary.

         Income taxes

         The Company's tax provision is calculated in accordance with Financial Accounting Standards No. 109, "Accounting for Income Taxes".

         Cash Equivalents

         For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Depreciation

         Depreciation is generally computed over a range of three to seven years of estimated useful lives of the assets using the straight-line and double-declining balance methods for financial and tax reporting purposes. Depreciation expense for the year ended September 30, 1998 was $50,089.

         Advertising

         The Company expenses the cost of advertising and promotions as incurred. Advertising expense for the year ended September 30, 1998 was $86,801.


2.       INCOME TAXES

         Deferred taxes are determined based on the difference between the financial statement basis and tax basis of assets and liabilities, and measured at the enacted tax rates that will be in effect when those differences reverse. Deferred tax expense is determined by the change in the net deferred tax asset or liability.

         The provision (credit) for income taxes for the year ended September 30, 1998 is comprised of the following:

                                                                                      1998
                  Federal:
                      Current                                                     $     (47,223)
                      Deferred                                                         (205,407)
                      Valuation allowance                                               205,407
                                                                                  -------------

                                                                                  $     (47,223)

         At September 30, 1998, the Company has a federal net operating loss carryforward of approximately $604,140. The credit for income taxes for the year ended September 30, 1998, reflect the utilization of the net operating losses that will be carried back to prior years.

         The tax effect of temporary differences resulted in deferred income tax assets (liabilities) as follows:

                                                                                1998
                                                                    Current        Noncurrent
                  Deferred tax asset (liability):
                      Net operating loss carry forwards         $      -          $     205,407
                                                                -------------     -------------
                                                                       -                205,407
                      Valuation allowance                              -               (205,407)
                                                                -------------     -------------

                                                                $      -          $      -
                                                                =============     ========

         As of September 30, 1998, the Company had net deferred tax assets of approximately $205,407. The net deferred tax asset has been fully offset by a valuation allowance. The net valuation allowance increased by $203,207 during the current year. Deferred tax assets relate primarily to net operating loss to be carried forward.


3.       LONG TERM DEBT

         Long-term debt consisted of the following at September 30, 1998:


              Note payable to a bank in monthly installments of
                $331 including interest at 10.25%; final payment is

                due October 28, 2001; secured by a vehicle                                              10,277

              Note payable to a shareholder, the notes are non-
                interest bearing and are unsecured                                                     232,118

              * Note payable to a bank in monthly installments of
                interest only of $300 at 6.25%; secured by a second
                trust deed on an officer/stockholder's personal residence                               55,288

              * Credit cards payable                                                                     2,675

              Note payable to a shareholder; the note is a demand
                note, bears interest at 8.00% and is unsecured                                         115,549
                                                                                                 -------------
                                                                                                       415,907
              Less current portion                                                                    (408,486)

                                                                                                 $       7,421

         * These loans were granted to an officer/stockholder, who assigned them to Las Vegas Airlines, Inc.

                    Principal payments are due as follows:
                                Years ending September 30,
                                                      1999                      $     408,486
                                                      2000                              3,367
                                                      2001                              3,729
                                                      2002                                325
                                                      2003                             -
                                                                                --------
                                                                                $     415,907

4.       COMMITMENTS

         The Company leases five airplanes under operating lease arrangements expiring January 31, 2004, at a total annual rent of $178,752. The lease agreements include the option to terminate the lease after August 5, 1999 upon payment of 4% of the remaining payments. Each year this payment will decline by 1% per year. After the expiration of the leases, the Company has the option to acquire each airplane by paying from $62,000 to $106,000 per airplane. Future minimum rental payments under these leases will be as follows:

                                      Years ending September 30,
                                                 1999                           $     178,752
                                                 2000                                 178,752
                                                 2001                                 178,752
                                                 2002                                 178,752
                                                 2003                                 154,351
                                                                                -------------
                                                                                $     869,359

         The Company leases its plant facilities under a month to month renewable lease. The rent expense included in the statements of operations (including equipment rental) amounted to $176,579 as of September 30, 1998.


5.       CONTINGENCIES

         Excise Taxes

         The Internal Revenue Service has assessed additional excise taxes on airline tickets as follows:

                      Tax period ended
                      December 31, 1990                                         $      24,460
                      December 31, 1991                                               151,854
                      December 31, 1992                                               151,216
                                                                                -------------

                           Total                                                $     327,530
                                                                                =============

         The company denies responsibility for these taxes since the airline tickets which cover these additional taxes were issued overseas by unrelated agencies and the Company is not responsible for collection and payment. The Internal Revenue Service appeals officer made a verbal offer to settle this dispute for 20% of the total amount at issue. The Company filed a complaint with the U.S. Court of Federal Claims on April 21, 1995. On July 24, 1995, the Company received the answer to the complaint. The case is currently pending in the U.S. Court of Federal Claims. Outside counsel believes the Company has a very good chance to prevail in this litigation. Management believes the final outcome of this litigation will not have a significant effect on the Company's financial statements.

         Payroll Taxes

         The Company is currently disputing certain payroll taxes that the Internal Revenue Service says are past due in the amount of $34,000. The Company believes the Internal Revenue Service has applied certain credits and refunds to periods already closed by a Bankruptcy Court Order dated January 4, 1994. Negotiations are ongoing and the company believes it will prevail.


6.       GOING CONCERN

         As shown in the accompanying financial statements, the Company incurred a net loss of $810,950 during the year ended September 30, 1998, and as of that date, the Company's current liabilities exceeded its current assets by $1,457,235. The ability of the Company to continue as a going concern is dependent on increasing sales and obtaining additional capital and financing. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

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


By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand