Form 10QSB
period 1999-03-31
LAS VEGAS AIRLINES INC
filed 1999-08-06
CIK 911317

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1999

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                       3,957,400
----------------------------------                            ------------------
Title of Class                                     Number of Shares outstanding
                                                           at March 31, 1999
No exhibits included.



                            LAS VEGAS AIRLINES, INC.
                        Statements of Financial Position

                                     ASSETS

                                                                                     Sept. 30,         Mar. 31,
                                                                                       1998              1999


CURRENT ASSETS - CASH                                                              $      185,130  $          423
                                                                                   --------------  --------------

    EQUITY INVESTMENT                                                                     638,758
    DEPOSITS                                                                              542,000         542,000
    TOTAL ASSETS                                                                   $    1,180,758  $      542,423


                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                               $        2,634  $       26,829
    Note payable - related party                                                          966,100         966,100


          Total Current Liabilities                                                $      968,734  $      992,929

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
    authorized; 3,937,000 and 3,957,400 shares
    issued and outstanding                                                                  3,937           3,957

Additional paid-in Capital                                                                631,509         682,489

Accumulated deficit during the development stage                                        (238,292)     (1,136,952)



          TOTAL STOCKHOLDERS' EQUITY                                                      397,154       (450,506)


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    1,180,758  $      542,423



                    The accompanying notes are an integral part of the financial statements.



                            LAS VEGAS AIRLINES, INC.
                            Statements of Operations


                                                FOR THE SIX MONTHS                     FOR THE THREE
                                                   MONTHS ENDED                         MONTHS ENDED
                                                     March 31,                            March 31,
                                              1999             1998               1999                 1998



REVENUES                                $                 $                 $                     $

OPERATING EXPENSES -  General
 and Administrative                            259,902                30               4,304                 15

TOTAL OPERATING EXPENSES                       259,902                30               4,304                 15

WRITE OFF OF INVESTMENT                      (638,758)

NET (LOSS)                              $    (949,660)    $         (30)    $        (4,304)      $        (15)

NET (LOSS) PER SHARE                    $        (.24)   $         (Nil)               (Nil)        (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       3,938,700         3,624,600           3,957,400          3,624,600























                 See accompanying Notes to Financial Statements.



                            LAS VEGAS AIRLINES, INC.


                                                        STATEMENTS OF CASH FLOWS


                                                FOR THE SIX MONTHS                      FOR THE THREE
                                                       ENDED                            MONTHS ENDED
                                                     March 31,                            March 31,
                                              1999             1998               1999                 1998

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $    (259,902)    $         (30)    $        (4,304)      $        (15)

  Add item not requiring the
   use of cash

  Increase (decrease) in accounts
   payable                                      24,195                30                                     15



  Net cash flows from operating
   activities                                (235,707)                               (4,304)

CASH FLOWS FROM INVESTING ACTIVITIES


CASH FLOWS FROM FINANCING
  ACTIVITIES
   Sale of Common Stock                         51,000


  Net Cash flows from financing
   activities                                   51,000

NET INCREASE (DECREASE) IN CASH                    184,707                             (4,304)

CASH BALANCE AT BEGINNING
  OF PERIOD                                    185,130                                 4,727

CASH BALANCE AT END OF
  PERIOD                                $          423    $                 $            423      $



                                The  accompanying  notes are an integral part of
the financial statements.

LAS VEGAS AIRLINES, INC.                        Notes to Financial Statements

NOTE 1      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            The Company was incorporated under the laws of the State of Delaware on May 4, 1992. The Company was engaged in the business of offering scheduled Commuter and Charter airline services through its subsidiary, Las Vegas Airlines, Inc. (Nevada). The Company wrote off its ownership of Las Vegas Airlines, Inc. (Nevada) during the December 1998 quarter.

            The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 1999, the results of operations for the three and six months ended March 31, 1999 and 1998, and the cash flows for the three and six months ended March 31, 1999 and 1998.

            Reference is made to the Company's Form 10-KSB for the year ended September 30, 1998. The results of operations for the three months ended March 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 1999.


NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  The Company ceased operations in December 1998.

                           PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS  -  None

Item 2.     CHANGES IN SECURITIES - and Use of Proceeds- None

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