Form 10QSB
period 1999-06-30
LAS VEGAS AIRLINES INC
filed 1999-08-06
CIK 911317

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999

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

                                                 (949) 489-2400
                     (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        3,957,400
----------------------------------                          ------------------
Title of Class                                   Number of Shares outstanding
                                                            at June 30, 1999
No exhibits included.



                                            LAS VEGAS AIRLINES, INC.
                                        Statements of Financial Position

                                                     ASSETS

                                                                                     Sept. 30,         June 30,
                                                                                       1998              1999


CURRENT ASSETS - CASH                                                              $      185,130  $
                                                                                   --------------  -

    EQUITY INVESTMENT                                                                     638,758
    DEPOSITS                                                                              542,000
    TOTAL ASSETS                                                                   $    1,180,758  $


                                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
    Accounts payable                                                               $        2,634  $
    Note payable - related party                                                          966,100


          Total Current Liabilities                                                $      968,734  $

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
    authorized; 3,937,000 and 3,957,400 shares
    issued and outstanding                                                                  3,937           3,957

Additional paid-in Capital                                                                631,509         682,489

Accumulated deficit during the development stage                                        (238,292)       (686,446)



          TOTAL STOCKHOLDERS' EQUITY                                                      397,154


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $    1,180,758  $



                    The accompanying notes are an integral part of the financial statements.




                                            LAS VEGAS AIRLINES, INC.
                                            Statements of Operations


                                                FOR THE NINE MONTHS                    FOR THE THREE
                                                   MONTHS ENDED                         MONTHS ENDED
                                                     June 30,                             June 30,
                                              1999             1998               1999                 1998



REVENUES                                $                 $                 $                     $

OPERATING EXPENSES -  General
 and Administrative                            260,325           116,683                 423            116,653

TOTAL OPERATING EXPENSES                       260,325           116,683                 423            116,653

WRITE OFF OF INVESTMENT                      (638,758)

GAIN ON TRANSFER OF ASSETS                     450,929                               450,929


NET (LOSS)                              $    (448,154)    $    (116,683)    $      (450,506)      $   (116,653)

NET (LOSS) PER SHARE                    $        (.11)   $         (Nil)(Nil)                     (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       3,938,700         3,624,600           3,957,400          3,624,600























                                 See accompanying Notes to Financial Statements.



                                            LAS VEGAS AIRLINES, INC.


                                                        STATEMENTS OF CASH FLOWS


                                                FOR THE NINE MONTHS                     FOR THE THREE
                                                       ENDED                            MONTHS ENDED
                                                     June 30,                             June 30,
                                              1999             1998               1999                 1998

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $    (448,154)    $    (116,683)    $        450,506      $   (116,653)

  (Increase) in deposit                        542,000          (10,000)             542,000           (10,000)
  Increase (decrease) in accounts
   payable                                   (968,734)            44,791           (992,929)             44,761



  Net cash flows from operating
   activities                                (874,888)          (81,892)               (423)           (81,892)

CASH FLOWS FROM INVESTING ACTIVITIES
Equity Investment                              638,758         (250,000)                              (250,000)


Net cash used in investing activities                 638,858           (250,000)                              (250,000)

CASH FLOWS FROM FINANCING
  ACTIVITIES
   Proceeds from related party loan                                     10,100                                  10,100
   Sale of Common Stock                         51,000           430,000                                430,000


  Net Cash flows from financing
   activities                                   51,000           440,100                                440,100

NET INCREASE (DECREASE) IN CASH                  (185,130)         108,208           (423)                 108,208

CASH BALANCE AT BEGINNING
  OF PERIOD                                    185,130                                   423

CASH BALANCE AT END OF
  PERIOD                                $                 $      108,208    $                     $     108,208



                                The  accompanying  notes are an integral part of
the financial statements.

LAS VEGAS AIRLINES, INC.                          Notes to Financial Statements

NOTE 1      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            The Company was incorporated under the laws of the State of Delaware on May 4, 1992. The Company was engaged in the business of offering scheduled Commuter and Charter airline services through its subsidiary, Las Vegas Airlines, Inc. (Nevada). The Company wrote off its ownership of Las Vegas Airlines, Inc. (Nevada) during the December 1998 quarter. As of June 30, 1999 the Company transferred its rights to $542,000 in deposits and rights pertaining to its ownership of Las Vegas Airlines, Inc. (Nevada) to a related party in exchange for its assumption of $992,929 in debt of the Company.

            The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1999, the results of operations for the three and six months ended June 30, 1999 and 1998, and the cash flows for the three and six months ended June 30, 1999 and 1998.

            Reference is made to the Company's Form 10-KSB for the year ended September 30, 1998. The results of operations for the three months ended June 30, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 1999.


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