Form 10KSB
period 1999-09-30
LAS VEGAS AIRLINES INC
filed 2000-05-17
CIK 911317

SECURITIES AND EXCHANGE COMMISSION
                                              WASHINGTON, D.C. 20549

                                                    FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended September 30, 1999

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

                                                201 1736-152 Street
                           Surrey, British Columbia, Canada           V4A 4N4
                 (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:               (604) 541-6253
                                                             -------------------

Securities registered pursuant to Section 12(b) of the Act:              None
                                                             ----------------

Securities registered pursuant to Section 12(g) of the Act:
  Common Stock, par value $.001
            -----------------------------

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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of May 16, 2000 was $2,768,203 based on the closing average bid and asked price of $.70313.

           The number of shares outstanding of the issuer's classes of Common Stock as of May 10, 2000:

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

 The Company acquired 51% of the common stock of Las Vegas Airlines, Inc., a non-affiliated Nevada corporation ("LVA-Nevada") on April 28, 1998. Under the Acquisition the Company paid $500,000 to acquire 51% of LVA-Nevada and the rights to use the LVA-Nevada operating permit. The remaining 49% was acquired by merger with another subsidiary, Acquisition Corp. 2500, on September 30, 1998. LVA Nevada had been in business for over 24 years, primarily operating Navajo aircraft in a commuter service between Las Vegas, Nevada and the Grand Canyon and in charter operations in the area. The Company intended to continue the Grand Canyon business, but its primary business focus is the expansion of routes in niche markets. The first market is the U.S. Virgin Islands to be followed by routes in Northern California and other locations to be determined. Due to a changing regulatory climate under FAA Part 121, and the failure of an aircraft lessee to timely deliver aircraft, the Virgin Islands expansion was indefinitely postponed. At the same time, subsequent to year end, the Company evaluated its Las Vegas business and determined that it was not profitable and was not likely to become profitable in the foreseeable future. In the belief of management, the prior owner of LVA-Nevada made several material misrepresentations to the Company. The Company sued Donald J. Donohue, Sr. ("Donohue"), the former owner, in Nevada state court for these misrepresentations and for embezzling cash from LVA-Nevada. In response, on December 11, 1998, the former owner of LVA-Nevada, and 4 other persons filed an involuntary petition for relief under Chapter 7 of the Federal Bankruptcy Code against LVA. The petition was filed in bankruptcy court in Las Vegas, Nevada. As a result of this filing and its effect on the Company, it was obligated to cease operations in December 1998. Subsequently the bankruptcy petition was dismissed. The Company has evaluated the situation and has determined that Donohue is likely judgment proof, and has determined that collectibility of any claim against Donohue is unlikely. In addition, the Company has determined that the value of LVA-Nevada is nominal and any recovery from it is unlikely, and has decided not to waste additional funds on recovery efforts. The Company is seeking another acquisition at this time.

Item 2.   DESCRIPTION OF PROPERTY

 The Company receives the use of office space from an officer at no charge.

Item 3.   LEGAL PROCEEDINGS

 Not Applicable.

Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 1999.

                                                      PART II


Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

 The Company's Common Stock has traded only infrequently and it is not considered to have an established trading market. As of September 30, 1999, there were approximately 310 stockholders of record.

Item 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

 The Company has minimal cash on hand and does not intend to continue prior operations have been liquidated. See Note 2 to Financial Statements.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable.

                                                     PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

 The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors, executive officers and significant employees of the Company as of May 10, 2000.

         Name                             Position

         Robert Abbott                   President and Director
         Brian Koehn                     Secretary and Director
         Allan Davis                     Chief Financial Officer and Director

         Robert Abbott, age 54, has held his positions with the Company since April 2000. From 1996 to 1999 he was Director of Operations of Fraser Downs Raceway, supervising approximately 850 persons. In 1995 he was Promotional Special Events Coordinator for Hastings Park Recourse and was also an Occupational Safety Specialist for Perley Hospital/Rideau Vet's Health Center. He was Health and Safety Coordinator for Scott Paper Ltd. from 1989 to 1994.

         Brian Koehn, age 45, has held his positions with the Company since April 2000. He has been director, International Marketing and Sales, for Professional Services, Inc. Since 1989, he was Director of Tab Ventures, a publisher, from 1985 to 1989 and Manager, Market Development of Astrographic Industries from 1980 to 1985.
He received a BA in Contract Law from the University of Alberta.

         Allan Davis, age 38, was elected as Chief Financial Office and Director in May 2000. From March 1999 to the present he has been Executive Vice President, Finance and Administration of The Whistler Group, a mobile electronics manufacturer. He was Senior Vice President - Finance of Member Services, Inc. from September 1996 to March 1999 and prior thereto held other accounting positions with Member Services, Inc. since 1993. He received bachelors' degrees in Finance and Insurance from the University of Arkansas.

Item 10. EXECUTIVE COMPENSATION

         The Company currently did not pay any compensation to its executive officers and director in fiscal 1999.

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

         In the discretion of a committee comprised of non-employee directors (the "Committee"), directors, officers, and key employees of the Company and its subsidiaries or employees of companies with which the Company does business become participants in the Plan upon receiving grants in the form of stock options or restricted stock. A total of 2,000,000 shares are authorized for issuance under the Plan, of which 780,000 shares were granted in fiscal 1998 at an exercise price of $2.50 per share. These options all lapsed in fiscal 1999. The Company may increase the number of shares authorized for issuance under the Plan or may make other material modifications to the Plan without shareholder approval. However, no amendment may change the existing rights of any option holder.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors, executive officers and significant employees and by all of the Company's directors and executive officers as a group, as of May 10, 2000. All information regarding shares held by persons other than executive officers and directors is based solely upon a review of the stockholder list. The information herein gives effect to a one-for-six reverse stock split effected in May 2000 and the proposed issuance of 12 million post split shares.

                                                                           Percentage
Name of                                       Number of                of Outstanding
Stockholder                                Shares Owned                  Common Stock

Robert Abbott(2)                                     --                            --

Brian Koehn(2)                                       --                            --

Allan Davis(2)                                  100,000                           .8%

Patrick Strasburger                           1,800,000                         14.2%
1406 Lofty Maple Trail
Kingwood, Texas 77345

Patrick Hood                                  1,000,000                          7.9%
915 Whitby Court
Sugar Land, Texas 77479

Net Interest, Inc.(3)                         9,100,000                         71.9%
Houston, Texas
All officers and directors as
  a group (3 persons)(2)(3)                     100,000                           .8%

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.
(2)  The address of this person is c/o the Company.
(3)  The President and Sole Shareholder of Net Interest, Inc. is S.J. Hood.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1998 and 1999 such expenses totalled $15,188 and $26,329.

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

                           2.1.     Share Purchase Agreement, between the
 Registrant and David J. Donohue, Sr.(2)

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on May 17, 2000.


                                              LAS VEGAS AIRLINES, INC.


                                                By:    /s/ Robert Abbott
                                                        Robert Abbott


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on May 17, 2000.


By:     /s/ Robert Abbott   President and Director (principal executive officer)
        Robert Abbott


By /s/ Allan Davis Chief Financial Officer and Director(principal accounting and
        Allan Davis                                  financial officer)


By:     /s/ Brian Koehn                              Secretary and Director
        Brian Koehn

                                             LAS VEGAS AIRLINES, INC.
                                           (A DEVELOPMENT STAGE COMPANY)

                                               FINANCIAL STATEMENTS

                                      YEARS ENDED SEPTEMBER 30, 1999 AND 1998

                                                        AND

                                           INDEPENDENT AUDITORS' REPORT




                                             LAS VEGAS AIRLINES, INC.
                                           (A Development Stage Company)

                                                 Table of Contents



Independent Auditors' Report                                                                              1

Financial Statements

         Balance Sheets                                                                                   2

         Statements of Operations                                                                         3

         Statement of Changes in Stockholders' Equity                                                     4

         Statements of Cash Flows                                                                         6

Notes to Financial Statements                                                                             7

                                           INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Shareholders
Las Vegas Airlines, Inc.
Surrey, British Columbia, Canada


We have audited the balance sheets of Las Vegas Airlines, Inc. ( a development stage company) as of September 30, 1999 and 1998, and the related statements of operations, changes in stockholders' equity and cash flows for the years then ended and cumulative for the period May 4, 1992 (date of inception) through September 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatements. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Las Vegas Airlines, Inc. (a development stage company) as of September 30, 1999 and 1998, and the results of its operations, changes in stockholders' equity and cash flows for the period May 4, 1992 (date of inception) through September 30, 1999, in conformity with generally accepted accounting principles.



THURMAN SHAW & CO. LLC
Bountiful, Utah
May 15, 2000



                                              LAS VEGAS AIRLINES, INC.
                                           (A Development Stage Company)
                                                   Balance Sheets
                                            September 30, 1999 and 1998


                                                                                        1999              1998
                                                                                    -------------    ---------

ASSETS

Current assets
     Cash                                                                           $        -       $      141,599
     Accounts receivable                                                                     -               58,709
     Expendable parts, at cost                                                               -              126,313
     Refundable taxes based on income                                                        -               90,416
     Refundable excise taxes                                                                 -                2,463
     Prepaid insurance                                                                       -              231,363
                                                                                    -------------    --------------

           Total current assets                                                              -              650,863
                                                                                    -------------    --------------


Furniture, vehicles and equipment, at cost
     Furniture and equipment                                                                 -               28,749
     Transportation                                                                          -               66,158
     Engines                                                                                 -              122,608
                                                                                    -------------    --------------

                                                                                             -              217,515

     Less accumulated depreciation                                                           -             (180,510)
                                                                                    -------------    --------------

                                                                                             -               37,005
                                                                                    -------------    --------------

Other assets
     Deposits                                                                                -              542,000
     Other                                                                                   -               14,737
                                                                                    -------------    --------------

                                                                                             -              556,737
                                                                                    -------------    --------------

                                                                                    $        -       $    1,244,605
                                                                                    =============    ==============


                                See accompanying notes to financial statements




                                              LAS VEGAS AIRLINES, INC.
                                           (A Development Stage Company)
                                                   Balance Sheets
                                            September 30, 1999 and 1998






                                                                                        1999              1998
                                                                                    -------------    ---------


LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities
     Accounts payable                                                               $        -       $      210,331
     Insurance payable                                                                       -              228,033
     Accrued payroll and payroll taxes                                                       -              235,733
     Other accrued liabilities                                                               -               59,415
     Current portion of long-term debt                                                       -              408,486
     Loan from shareholder                                                                   -              966,100
                                                                                    -------------    --------------

                  Total current liabilities                                                  -            2,108,098

Long-term debt, net of current portion                                                       -                7,421
                                                                                    -------------    --------------

                  Total liabilities                                                          -            2,115,519
                                                                                    -------------    --------------


Stockholder's equity (deficit):
     Preferred stock, $0.001 par value; 1,000,000 shares
         authorized; no shares issued and outstanding                                        -                 -

     Common stock, $0.001 par value; 20,000,000 shares
         authorized; 3,937,000 shares issued and outstanding                                3,957             3,937

     Paid in capital                                                                      217,530           166,550

     Retained earnings (deficit)                                                         (221,487)       (1,041,401)
                                                                                    -------------    --------------

                                                                                             -             (870,914)
                                                                                    -------------    --------------

                                                                                    $        -       $    1,244,605
                                                                                    =============    ==============


                                 See accompanying notes to financial statements




                                              LAS VEGAS AIRLINES, INC.
                                           (A Development Stage Company)
                                              Statements of Operations
                                        Years Ended September, 1999 and 1998
                                and Cumulative from Inception to September 30, 1999


                                                                                                       Cumulative
                                                                                                          From
                                                                                                        Inception
                                                                                                            (May 4, 1992)
                                                                                                     to September 30,
                                                                       1999             1998              1999
                                                                  --------------    -------------    ---------

Revenues                                                                    -                -                 -

Cost of revenues                                                            -                -                 -
                                                                  --------------    -------------    -----------

Gross profit                                                                -                -                 -

Selling, general and administrative expenses                               2,322          231,212           240,614
                                                                  --------------    -------------    --------------

Operating loss                                                            (2,322)        (231,212)         (240,614)
                                                                  ---------------   -------------    --------------

Loss before extraordinary items                                           (2,322)        (231,212)         (240,614)

Extraordinary items
     Loss from discontinued operations                                  (217,106)        (579,738)       (1,020,215)
     Gain from transfer of assets                                        450,929             -              450,929
     Gain from relief of liabilities                                     588,413             -              588,413
                                                                  --------------    -------------    --------------

                                                                         822,236             -               19,127
                                                                  --------------    -------------    --------------

Net income (loss)                                                 $      819,914    $    (810,950)   $     (221,487)
                                                                  ==============    =============    ==============

Basic and diluted net (loss) per share
     From continuing operations                                            (0.00)           (0.06)            (0.08)
     From discontinued operations                                           0.19            (0.16)             0.00
                                                                  --------------    --------------   --------------

                                                                  $         0.19    $       (0.22)   $        (0.08)
                                                                  ==============    =============    ==============

Weighted average number of common
     shares used in per share calculation                              4,226,291        3,624,600         2,778,031
                                                                  ==============    =============    ==============


                                See accompanying notes to financial statements



                                              LAS VEGAS AIRLINES, INC.
                                           (A Development Stage Company)
                                    Statement of Changes in Stockholders' Equity
                              From Inception (May 4, 1992) Through September 30, 1999




                                                                                                       Accumulated
                                                                                                         Deficit
                                                              Common StockAdditional      During the
                                                                                       Paid-In         Development
                                                    Shares            Amount           Capital            Stage             Total

Issuance of common stock
     for cash, May 4, 1992                             400,000    $          400    $         100    $         -       $         500

Net (loss)                                                -                 -                -                 (269)           (269)
                                                 -------------    --------------    -------------    --------------    -------------

Balances at March 31, 1993                             400,000               400              100              (269)             231

Contribution to capital                                   -                 -                 500              -                 500

Sale of shares in private placement
   on September 30, 1993                                24,600                25              221              -                 246

Net (loss)                                                -                 -                -               (1,661)         (1,661)
                                                 -------------    --------------    -------------    --------------    -------------

Balances at March 31, 1994                             424,600               425              821            (1,930)           (684)

Issuance of shares - Failed acquisition
   June 1, 1994                                      3,200,000             3,200             -                 -               3,200

Net (loss)                                                -                 -                -               (4,280)         (4,280)
                                                 -------------    --------------    -------------    --------------    -------------

Balances at March 31, 1995                           3,624,600             3,625              821            (6,210)         (1,764)

Net (loss)                                                -                 -                -                 (588)           (588)
                                                 -------------    --------------    -------------    --------------    -------------

Balances at March 31, 1996                           3,624,600             3,625              821            (6,798)         (2,352)

Net (loss)                                                -                 -                -                 (247)           (247)
                                                 -------------    --------------    -------------    --------------    -------------

Balances at March 31, 1997                           3,624,600             3,625              821            (7,045)         (2,599)

Net (loss)                                                -                 -                -                  (35)            (35)
                                                 -------------    --------------    -------------    --------------    -------------

Balances at September 30, 1997                       3,624,600             3,625              821            (7,080)         (2,634)


                                  See accompanying notes to financial statements




                            LAS VEGAS AIRLINES, INC.
                          (A Development Stage Company)
            Statement of Changes in Stockholders' Equity (continued)
             From Inception (May 4, 1992) Through September 30, 1999

                                                                                                       Accumulated
                                                                                                         Deficit
                                                              Common StockAdditional      During the
                                                                                       Paid-In         Development
                                                    Shares            Amount           Capital            Stage             Total


Issuance of stock for cash                             312,400               312          630,688              -             631,000

Acquisition of Las Vegas Airlines, Inc.
   for cash                                               -                 -            (464,959)         (223,371)       (688,330)

Net (loss)                                                -                 -                -             (810,950)       (810,950)
                                                 -------------    --------------    -------------    --------------    -------------

Balances at September 30, 1998                       3,937,000             3,937          166,550        (1,041,401)       (870,914)

Issuance of stock for cash                              20,400                20           50,980              -              51,000

Net (loss)                                                -                 -                -              819,914          819,914
                                                 -------------    --------------    -------------    --------------    -------------

Balances at September 30, 1999                       3,957,400    $        3,957    $     217,530    $     (221,487)   $        -
                                                 =============    ==============    =============    ==============    ==========


                                 See accompanying notes to financial statements




                            LAS VEGAS AIRLINES, INC.
                          (A Development Stage Company)
                            Statements of Cash Flows
                     Years Ended September 30, 1999 and 1998
               and Cumulative from Inception to September 30, 1999

                                                                                                       Cumulative
                                                                                                          From
                                                                                                        Inception
                                                                                                            (May 4, 1992)
                                                                                                     to September 30,
                                                                       1999             1998              1999
                                                                  --------------    -------------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income (loss)                                            $      819,914    $    (810,950)   $     (221,487)
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities
         Depreciation                                                       -              50,089            50,089
         Gain on transfer of assets                                     (450,929)            -             (450,929)
         Gain on relief from liabilities                                (588,413)            -             (588,413)
         Changes in operating assets and liabilities
              (Increase) decrease in operating assets                    561,006         (596,170)             -
              Increase (decrease) in operating liabilities              (561,006)         204,443              -
                                                                  --------------    -------------    -----------

                  Net cash used in operating activities                 (219,428)      (1,152,588)       (1,210,740)
                                                                  --------------    -------------    --------------

CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of aircraft - net                                                 -               3,306             3,306
                                                                  --------------    -------------    --------------
                  Net cash provided by investing activities                 -               3,306             3,306
                                                                  --------------    -------------    --------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Contribution to capital                                                -                -                  500
     Proceeds from debt                                                     -             285,967           285,967
     Proceeds from issuance of stock                                      51,000          131,000           185,946
     Proceeds from advances from shareholder                              26,829          966,100           992,929
     Principal payments on long-term debt                                   -            (105,617)         (105,617)
                                                                  --------------    -------------    --------------
                  Net cash provided by financing activities               77,829        1,277,450         1,359,725
                                                                  --------------    -------------    --------------

Net increase (decrease) in cash                                         (141,599)         128,168              -

Cash, beginning                                                          141,599           13,431              -
                                                                  --------------    -------------    -----------

Cash, ending                                                      $         -       $     141,599    $         -
                                                                  ==============    =============    ===========

SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid                                                $         -       $     113,419    $      113,419
                                                                  ==============    =============    ==============




                                  See accompanying notes to financial statements

                                              LAS VEGAS AIRLINES, INC.
                                           (A Development Stage Company)
                                           Notes to Financial Statements
                                      Years Ended September 30, 1999 and 1998



1.       ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

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

         The Company was engaged in the business of offering scheduled Commute and Charter airline services through its subsidiary, Las Vegas Airlines, Inc. (Nevada).

         Basic and Diluted Loss Per Share

         The Company has adopted Statement of Financial Accounting Standards ("SFAS") No.128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic and diluted loss per common share was restated for all periods presented; however, the effect of the change to loss per share as previously presented for those periods was not material.

         Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock options. There were no stock options outstanding as of September 30, 1999. Therefore, basic and diluted loss per share is the same.

         Development Stage Enterprise

         Since inception, the Company has spent most of its efforts in developing and marketing various products, however it has not yet had sales sufficient to sustain operations and has relied upon financing from shareholders and occasional issuance of its common stock. Therefore, the Company is considered to be in the development stage.

         Cash and Cash Equivalents

         The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

         Estimates

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.

         Income Taxes

         The Company has adopted Financial Accounting Standards No. 109, "Accounting for Income Taxes." Deferred tax assets and deferred tax liabilities have not been recorded since the subsidiary which has generated the net operating losses is out of business. The parent company, Las Vegas Airlines, Inc. (formerly Hermaton Corporation) has not filed income tax returns. If it had, the net operating loss of $240,614 would begin to expire in 2008.


2.       DISCONTINUED OPERATIONS

         In December 1998, the Company's Board of Directors made the decision to shut down the operations of its 100% owned subsidiary, Las Vegas Airlines, Inc. (See Note 1) The Company transferred its rights to $542,000 in deposits and rights pertaining to its ownership of its subsidiary, Las Vegas Airlines, Inc., to a related party in exchange for their assumption of $992,992 in debt of the Company. Summarized results of operations and resulting gains are as follows:

                                                                                        1999              1998
                                                                                    -------------    ---------

                      Net sales                                                     $     110,462    $    1,816,307
                                                                                    =============    ==============

                      Operating loss                                                     (217,106)         (579,738)
                                                                                    =============    ==============

                      Gain from transfer of assets and debt to a
                         related party                                              $     450,929    $         -
                                                                                    =============    ===========

                      Gain resulting from relief of liabilities in
                         shut down of business                                      $     588,413    $         -
                                                                                    =============    ===========

                      Income (loss) from discontinued operations                    $     822,236    $     (579,738)
                                                                                    =============    ==============