Form 10QSB
period 1999-12-31
LAS VEGAS AIRLINES INC
filed 2000-05-17
CIK 911317

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended December 31, 1999

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

         201 1736-152 Street, Surrey, British Columbia, Canada V4A 4N4
(Address of Principal Executive Offices)                              (Zip Code)
                                                 (604) 541-6253
              (Registrant's Telephone Number, including Area Code)




         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                       3,957,400
----------------------------------                          ------------------
Title of Class                                    Number of Shares outstanding
                                                         at December 31, 1999
No exhibits included.



                            LAS VEGAS AIRLINES, INC.
                        Statements of Financial Position

                                     ASSETS

                                                                                     Sept. 30,         Dec. 31,
                                                                                       1999              1999


    TOTAL ASSETS                                                                   $               $


                      LIABILITIES AND STOCKHOLDERS' EQUITY

STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
    authorized; 3,937,000 shares
    issued and outstanding                                                                  3,937           3,957

Additional paid-in Capital                                                                217,530         217,530

Accumulated deficit during the development stage                                        (221,487)       (221,487)



          TOTAL STOCKHOLDERS' EQUITY


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $               $



                    The accompanying notes are an integral part of the financial statements.


                            LAS VEGAS AIRLINES, INC.
                            Statements of Operations





                                                            FOR THE               FOR THE
                                                         THREE MONTHS          THREE MONTHS
                                                             ENDED                 ENDED
                                                       December 31, 1999     December 31, 1998

REVENUES                                               $                       $
                                                       ---------------         -
OPERATING EXPENSES

     General and Administrative                                                     255,598
     Amortization
TOTAL OPERATING EXPENSES                                                            255,598

WRITE OFF OF INVESTMENT                                                        (638,758)

NET (Loss)                                             $                       $  (945,356)
                                                       ===============         ============
NET (Loss) PER SHARE                                   $                       $      (.24)


WEIGHTED AVERAGE NUMBER OF
     SHARES OUTSTANDING                                      3,957,400            3,940,400


























                    The accompanying notes are an integral part of the financial statements.




                            LAS VEGAS AIRLINES, INC.
                            Statements of Cash Flows





                                                             FOR THE                FOR THE
                                                           THREE MONTHS          THREE MONTHS
                                                               ENDED                 ENDED
                                                           Dec. 31, 1999         Dec. 31, 1998

CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                               $                 $  (255,598)

    Add item not requiring the use of cash
         Amortization

    (Increase) in deposit
    Increase (decrease) in accounts payable                                          24,195

    Net cash flows from operating activities                                      (231,403)

CASH FLOWS FROM INVESTING ACTIVITIES

    Net cash used in investing activities

CASH FLOWS FROM FINANCING ACTIVITIES
    Sale of common stock                                                             51,000


    Net Cash flows from financing activities                                         51,000

NET INCREASE (DECREASE) IN CASH                                                   (180,403)

CASH BALANCE AT BEGINNING OF PERIOD                                                 185,130

CASH BALANCE AT END OF PERIOD                                $                 $      4,727








                     The  accompanying   notes  are  an  integral  part  of  the
financial statements.

LAS VEGAS AIRLINES, INC.                        Notes to Financial Statements

NOTE 1      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            The Company was incorporated under the laws of the State of Delaware on May 4, 1992. The Company was engaged in the business of offering scheduled commuter and charter airline services through a former subsidiary, Las Vegas Airlines, Inc. (Nevada). The Company wrote off its ownership of Las Vegas Airlines, Inc. (Nevada) during the December 1998 quarter.

            The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at December 31, 1999, the results of operations for the three months ended December 31, 1999 and 1998, and the cash flows for the three months ended December 31, 1999 and 1998.

            Reference is made to the Company's Form 10-KSB for the year ended September 30, 1999. The results of operations for the three months ended December 31, 1999 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

                  The Company ceased operations in December 1998.

                           PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS  -  None

Item 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS - None.

Item 3.     DEFAULTS UPON SENIOR SECURITIES - None

Item 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.     OTHER INFORMATION - None

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

                  Exhibits--None

                  Reports on Form 8-K. The Company filed a Current Report on Form 8-K dated November 3, 1999 to report a change of control.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  LAS VEGAS AIRLINES, INC.



Date:     May 16, 2000                              By:  /s/ Allan Davis
                                                          ---------------
                                                            Allan Davis
                                       Chief Financial Officer (chief financial
                                        officer and accounting officer and duly
                                                          authorized officer)