Form 10QSB
period 2000-03-31
LAS VEGAS AIRLINES INC
filed 2000-05-17
CIK 911317

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2000

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

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                        3,957,400
----------------------------------                        ------------------
Title of Class                                      Number of Shares outstanding
                                                              at March 31, 2000
No exhibits included.



                            LAS VEGAS AIRLINES, INC.
                        Statements of Financial Position

                                     ASSETS

                                                                                     Sept. 30,         Mar. 31,
                                                                                       1999              2000


    TOTAL ASSETS                                                                   $           --  $           --


                      LIABILITIES AND STOCKHOLDERS' EQUITY


STOCKHOLDERS' EQUITY
Preferred Stock, $.001 par value; 1,000,000 shares authorized; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
    authorized; 3,937,000 and 3,957,400 shares
    issued and outstanding                                                                  3,937           3,957

Additional paid-in Capital                                                                217,530         217,530

Accumulated deficit during the development stage                                        (221,487)       (227,487)



          TOTAL STOCKHOLDERS' EQUITY


TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $               $



                    The accompanying notes are an integral part of the financial statements.



                            LAS VEGAS AIRLINES, INC.
                            Statements of Operations


                                                FOR THE SIX MONTHS                     FOR THE THREE
                                                   MONTHS ENDED                         MONTHS ENDED
                                                     March 31,                            March 31,
                                              1999             2000               1999                 2000



REVENUES                                $                 $                 $                     $

OPERATING EXPENSES -  General
 and Administrative                            259,902                                 4,304

TOTAL OPERATING EXPENSES                       259,902                                 4,304

WRITE OFF OF INVESTMENT                      (638,758)

NET (LOSS)                              $    (949,660)    $                 $        (4,304)      $

NET (LOSS) PER SHARE                    $        (.24)                  (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                       3,938,700         3,957,400           3,957,400          3,957,400























                 See accompanying Notes to Financial Statements.



                            LAS VEGAS AIRLINES, INC.


                                                        STATEMENTS OF CASH FLOWS


                                                FOR THE SIX MONTHS                      FOR THE THREE
                                                       ENDED                            MONTHS ENDED
                                                     March 31,                            March 31,
                                              1999             2000               1999                 2000

CASH FLOWS FROM OPERATING
ACTIVITIES

  Net (Loss)                            $    (259,902)    $                 $        (4,304)      $

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

LAS VEGAS AIRLINES, INC.                          Notes to Financial Statements

NOTE 1      ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

            The Company was incorporated under the laws of the State of Delaware on May 4, 1992. The Company was engaged in the business of offering scheduled Commuter and Charter airline services through its then subsidiary, Las Vegas Airlines, Inc. (Nevada). The Company wrote off its ownership of Las Vegas Airlines, Inc. (Nevada) during the December 1998 quarter.

            The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at March 31, 2000, the results of operations for the three and six months ended March 31, 2000 and 1999, and the cash flows for the three and six months ended March 31, 2000 and 1999.

            Reference is made to the Company's Form 10-KSB for the year ended September 30, 1999. The results of operations for the three months ended March 31, 2000 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending September 30, 2000.

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


                                          LAS VEGAS AIRLINES, INC.



Date:     May 16, 2000                               By:  /s/ Allan Davis
                                                                   ------------
                                                                   Allan Davis
                                       Chief Financial Officer (chief financial
                                      officer and accounting officer and duly
                                                             authorized officer)