Form 10KSB/A
period 1999-09-30
LASV ENTERPRISES INC
filed 2000-06-30
CIK 911317

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                 AMENDMENT NO. 1

                                       TO

                                   FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

                  For the fiscal year ended September 30, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 [No Fee Required]

        For the transition period from                          to

                         Commission file number 0-22310

                             LASV ENTERPRISES, INC.
                             ----------------------
              (Exact name of small business issuer in its charter)

               DELAWARE                                 33-0564327
    (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)               Identification No.)


                   915 WHITBY COURT  SUGARLAND, TEXAS        77479
         --------------------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:    (281) 980-7325
                                                      -----------------

Securities registered pursuant to Section 12(b) of the Act:    None
                                                             ---------

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

           The number of shares outstanding of the issuer's classes of Common Stock as of May 10, 2000:

Common Stock, $.001 Par Value - 3,937,000 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                     PART I

Item 1.   DESCRIPTION OF BUSINESS

 LASV Enterprises, Inc. (formerly Las Vegas Airlines, Inc.), a Delaware corporation (the "Company") was incorporated as Hermaton Company on May 4, 1992. The Company was formed for the purpose of either merging with or acquiring an operating company with operating history and assets.

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

Item 2.   DESCRIPTION OF PROPERTY

 The Company receives the use of office space from an officer at no charge. The Company's corporate offices are located at 915 Whitby Court, Sugarland, Texas, 77479, telephone (281) 980-7325.

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

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 Not Applicable.

                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers

 The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors, executive officers and significant employees of the Company as of June 1, 2000.

         Name                             Position
         ----                             --------
         Patrick Strasburger              President and CEO, Director

         Allan Davis                      Chief Financial Officer and Director

         Robert Abbott                    Director

     Patrick Strasburger, age 42, has been President and CEO and a director of the Company since June 1, 2000. Mr. Strasburger was employed by Continental Airlines for the past twenty years and from 1995 to May 2000 was Managing Director of International Operations for Continental. Mr. Strasburger is a U.S. citizen.

     Allan Davis, age 38, was elected as Chief Financial Office and Director in May 2000. From March 1999 to the present he has been Executive Vice President, Finance and Administration of The Whistler Group, a mobile electronics manufacturer. He was Senior Vice President - Finance of Member Services, Inc. from September 1996 to March 1999 and prior thereto held other accounting positions with Member Services, Inc. since 1993. He received bachelors' degrees in Finance and Insurance from the University of Arkansas. Mr. Davis is a U.S. citizen.

     Robert Abbott, age 54, has been a director of the Company since April 2000. From 1996 to 1999 he was Director of Operations of Fraser Downs Raceway, supervising approximately 850 persons. In 1995 he was Promotional Special Events Coordinator for Hastings Park Recourse and was also an Occupational Safety Specialist for Perley Hospital/Rideau Vet's Health Center. He was Health and Safety Coordinator for Scott Paper Ltd. from 1989 to 1994. Mr. Abbott is a Canadian citizen.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors, executive officers and significant employees and by all of the Company's directors and executive officers as a group, as of June 1, 2000. All information regarding shares held by persons other than executive officers and directors is based solely upon a review of the stockholder list. The information herein gives effect to a one-for-six reverse stock split effected in May 2000 and the proposed issuance of 12 million post split shares.

                                                                   Percentage
Name of                                       Number of          of Outstanding
Stockholder                                  Shares Owned         Common Stock
-----------                                  ------------        --------------

Robert Abbott(2)                                     --                    --

Allan Davis(2)                                  100,000                   .8%

Patrick Strasburger(2)                        1,800,000                 14.2%


Patrick Hood                                  1,000,000                  7.9%
915 Whitby Court
Sugarland, Texas 77479

Net Result, Inc.(3)                           9,100,000                 71.9%
1801 Roeder Avenue, Ste 144
Bellingham, WA  98225

All officers and directors as
  a group (3 persons)                         1,900,000                 15.0%


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

(3)  The Director/CEO of Net Result, Inc. is Timothy Wallace Metz

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1998 and 1999 such expenses totaled $15,188 and $26,329.

                                     PART IV

Item 13.    EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits. The following exhibits of the Company are included herein.

    Exhibit No.            Document Description

       2.          Plan of acquisition, reorganization, arrangement, liquidation or succession. *

       2.1.        Share Purchase Agreement, between the Registrant and David J.
                    Donohue, Sr.*


                  * Previously filed

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized on June 29, 2000.

                                     LASV ENTERPRISES, INC.

                                 By: /s/ Patrick Strasburger
                                     --------------------------
                                     Patrick Strasburger
                                     President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on June 29, 2000.

By: /s/ Patrick Strasburger       President and Director
        Patrick Strasburger       (principal executive officer)

By: /s/ Allan Davis               Chief Financial Officer and Director
        Allan Davis               (principal accounting and financial officer)

By: /s/ Robert Abbott             Director (
        Robert Abbott

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

THURMAN SHAW & CO. LLC
Bountiful, Utah
May 15, 2000


                            LAS VEGAS AIRLINES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                           September 30, 1999 and 1998

                                                          1999              1998
                                                      -------------    --------------
ASSETS

Current assets

     Cash                                             $        -       $      141,599
     Accounts receivable                                       -               58,709
     Expendable parts, at cost                                 -              126,313
     Refundable taxes based on income                          -               90,416
     Refundable excise taxes                                   -                2,463
     Prepaid insurance                                         -              231,363
                                                      -------------    --------------

           Total current assets                                -              650,863
                                                      -------------    --------------

Furniture, vehicles and equipment, at cost
     Furniture and equipment                                   -               28,749
     Transportation                                            -               66,158
     Engines                                                   -              122,608
                                                      -------------    --------------

                                                                -              217,515

     Less accumulated depreciation                              -             (180,510)
                                                      -------------    --------------

                                                                -               37,005
                                                      -------------    --------------

Other assets
     Deposits                                                   -              542,000
     Other                                                      -               14,737
                                                      -------------    --------------

                                                                -              556,737
                                                      -------------    --------------

                                                      $         -       $    1,244,605
                                                      =============     ==============



                 See accompanying notes to financial statements


                            LAS VEGAS AIRLINES, INC.
                          (A Development Stage Company)
                                 Balance Sheets
                           September 30, 1999 and 1998

                                                          1999              1998
                                                      -------------    --------------

LIABILITIES AND STOCKHOLDER'S EQUITY (DEFICIT)

Current liabilities

     Accounts payable                                 $        -       $      210,331
     Insurance payable                                         -              228,033
     Accrued payroll and payroll taxes                         -              235,733
     Other accrued liabilities                                 -               59,415
     Current portion of long-term debt                         -              408,486
     Loan from shareholder                                     -              966,100
                                                      -------------    --------------

                  Total current liabilities                    -            2,108,098

Long-term debt, net of current portion                         -                7,421
                                                      -------------    --------------

                  Total liabilities                            -            2,115,519
                                                      -------------    --------------

Stockholder's equity (deficit):
     Preferred stock, $0.001 par value; 1,000,000
     shares authorized; no shares issued and
     outstanding                                               -                 -

     Common stock, $0.001 par value; 20,000,000
     shares authorized; 3,937,000 shares issued
     and outstanding                                          3,957             3,937

     Paid in capital                                        217,530           166,550

     Retained earnings (deficit)                           (221,487)       (1,041,401)
                                                      -------------    --------------

                                                               -             (870,914)
                                                      -------------    --------------

                                                      $        -       $    1,244,605
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

                                                                                     Cumulative
                                                                                        From
                                                                                      Inception
                                                                                   (May 4, 1992)
                                                                                   to September 30,
                                                     1999             1998              1999
                                                --------------    -------------    ----------------
Revenues                                                  -                -                 -

Cost of revenues                                          -                -                 -
                                                --------------    -------------    --------------
Gross profit                                              -                -                 -

Selling, general and administrative expenses             2,322          231,212           240,614
                                                --------------    -------------    --------------

Operating loss                                          (2,322)        (231,212)         (240,614)
                                                ---------------   -------------    --------------

Loss before extraordinary items                         (2,322)        (231,212)         (240,614)

Extraordinary items
     Loss from discontinued operations                (217,106)        (579,738)       (1,020,215)
     Gain from transfer of assets                      450,929             -              450,929
     Gain from relief of liabilities                   588,413             -              588,413
                                                --------------    -------------    --------------
                                                       822,236             -               19,127
                                                --------------    -------------    --------------

Net income (loss)                               $      819,914    $    (810,950)   $     (221,487)
                                                ==============    =============    ==============

Basic and diluted net (loss) per share
     From continuing operations                          (0.00)           (0.06)            (0.08)
     From discontinued operations                         0.19            (0.16)             0.00
                                                --------------    --------------   --------------

                                                $         0.19    $       (0.22)   $        (0.08)
                                                ==============    =============    ==============
Weighted average number of common
     shares used in per share calculation            4,226,291        3,624,600         2,778,031
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

                                                                                               Accumulated
                                                                                                 Deficit
                                                 Common Stock                 Additional      During the
                                                                               Paid-In         Development
                                            Shares            Amount           Capital            Stage             Total
                                         -------------    --------------    -------------    --------------    -------------
Issuance of common stock
     for cash, May 4, 1992                     400,000    $          400    $         100    $         -       $         500

Net (loss)                                        -                 -                -                 (269)           (269)
                                         -------------    --------------    -------------    --------------    -------------

Balances at March 31, 1993                     400,000               400              100              (269)             231

Contribution to capital                           -                 -                 500              -                 500

Sale of shares in private placement
   on September 30, 1993                        24,600                25              221              -                 246

Net (loss)                                        -                 -                -               (1,661)         (1,661)
                                         -------------    --------------    -------------    --------------    -------------

Balances at March 31, 1994                     424,600               425              821            (1,930)           (684)

Issuance of shares - Failed
 acquisition  June 1, 1994                   3,200,000             3,200             -                 -               3,200

Net (loss)                                        -                 -                -               (4,280)         (4,280)
                                         -------------    --------------    -------------    --------------    -------------

Balances at March 31, 1995                   3,624,600             3,625              821            (6,210)         (1,764)

Net (loss)                                        -                 -                -                 (588)           (588)
                                         -------------    --------------    -------------    --------------    -------------

Balances at March 31, 1996                   3,624,600             3,625              821            (6,798)         (2,352)

Net (loss)                                        -                 -                -                 (247)           (247)
                                         -------------    --------------    -------------    --------------    -------------

Balances at March 31, 1997                   3,624,600             3,625              821            (7,045)         (2,599)

Net (loss)                                        -                 -                -                  (35)            (35)
                                         -------------    --------------    -------------    --------------    -------------

Balances at September 30, 1997               3,624,600             3,625              821            (7,080)         (2,634)



                                  See accompanying notes to financial statements



                            LAS VEGAS AIRLINES, INC.
                          (A Development Stage Company)
            Statement of Changes in Stockholders' Equity (continued)
             From Inception (May 4, 1992) Through September 30, 1999


                                                                                               Accumulated
                                                                                                 Deficit
                                                 Common Stock                 Additional      During the
                                                                               Paid-In         Development
                                            Shares            Amount           Capital            Stage             Total
                                         -------------    --------------    -------------    --------------    -------------

Issuance of stock for cash                     312,400               312          630,688              -             631,000

Acquisition of Las Vegas Airlines, Inc.
   for cash                                       -                 -            (464,959)         (223,371)       (688,330)

Net (loss)                                        -                 -                -             (810,950)       (810,950)
                                         -------------    --------------    -------------    --------------    -------------

Balances at September 30, 1998               3,937,000             3,937          166,550        (1,041,401)       (870,914)

Issuance of stock for cash                      20,400                20           50,980              -              51,000

Net (loss)                                        -                 -                -              819,914          819,914
                                         -------------    --------------    -------------    --------------    -------------

Balances at September 30, 1999               3,957,400    $        3,957    $     217,530    $     (221,487)   $        -
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

                                                                                                       Cumulative
                                                                                                          From
                                                                                                        Inception
                                                                                                     (May 4, 1992)
                                                                                                     to September 30,
                                                                       1999             1998              1999
                                                                  --------------    -------------    ----------------
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income (loss)                                            $      819,914    $    (810,950)   $     (221,487)
     Adjustments to reconcile net income (loss) to net
       cash used in operating activities
         Depreciation                                                       -              50,089            50,089
         Gain on transfer of assets                                     (450,929)            -             (450,929)
         Gain on relief from liabilities                                (588,413)            -             (588,413)
         Changes in operating assets and liabilities
              (Increase) decrease in operating assets                    561,006         (596,170)             -
              Increase (decrease) in operating liabilities              (561,006)         204,443              -
                                                                  --------------    -------------    --------------

                  Net cash used in operating activities                 (219,428)      (1,152,588)       (1,210,740)
                                                                  --------------    -------------    --------------
CASH FLOWS FROM INVESTING ACTIVITIES
     Sale of aircraft - net                                                 -               3,306             3,306
                                                                  --------------    -------------    --------------
                  Net cash provided by investing activities                 -               3,306             3,306
                                                                  --------------    -------------    --------------
CASH FLOWS FROM FINANCING ACTIVITIES
     Contribution to capital                                                -                -                  500
     Proceeds from debt                                                     -             285,967           285,967
     Proceeds from issuance of stock                                      51,000          131,000           185,946
     Proceeds from advances from shareholder                              26,829          966,100           992,929
     Principal payments on long-term debt                                   -            (105,617)         (105,617)
                                                                  --------------    -------------    --------------
                  Net cash provided by financing activities               77,829        1,277,450         1,359,725
                                                                  --------------    -------------    --------------
Net increase (decrease) in cash                                         (141,599)         128,168              -

Cash, beginning                                                          141,599           13,431              -
                                                                  --------------    -------------    --------------

Cash, ending                                                      $         -       $     141,599    $         -
                                                                  ==============    =============    ==============
SUPPLEMENTAL CASH FLOW DISCLOSURES
     Interest paid                                                $         -       $     113,419    $      113,419
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


                                                            1999              1998
                                                        -------------    --------------


          Net sales                                     $     110,462    $    1,816,307
                                                        =============    ==============

          Operating loss                                     (217,106)         (579,738)
                                                        =============    ==============

          Gain from transfer of assets and debt to
           a related party                              $     450,929    $         -
                                                        =============    ==============

          Gain resulting from relief of liabilities
           in shut down of business                     $     588,413    $         -
                                                        =============    ==============

          Income (loss) from discontinued operations    $     822,236    $     (579,738)
                                                        =============    ==============