Form 10QSB
period 2000-06-30
LASV ENTERPRISES INC
filed 2000-09-05
CIK 911317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended June 30, 2000

                                       OR

               [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

          For transition period from _______________ to _______________


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


         201 1736 152nd Street, Surrey, British Columbia Canada V4A 4N4
         --------------------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

Issuer's telephone number, including area code:    (604) 541-6253
                                                   --------------


                    915 WHITBY COURT SUGARLAND, TEXAS 77479
                (Former address if changed since the last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
YES   [ X   ]     NO   [     ]

As of June 30, 2000, there were 15,559,233 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one):
                          YES   [   ]     NO   [X]

                             LASV ENTERPRISES, INC.
                         (A Development Stage Company)

                                           INDEX

Part I.  Financial Information

Item 1:  Financial Statements

          Balance Sheet as of June 30, 2000                             2

          Statement of Operations and Retained Deficit for the
          nine months and three months ended June 30, 2000              3

          SUPPLEMENTARY INFORMATION:
           Schedule of Operating Expenses for the nine months
           and three months ended June 30, 2000                         4

          Note to Financial Statements                                  5

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      6-7

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              8

Item 2.  Change in Securities and Use of Proceeds                       8

Item 3.  Defaults Upon Senior Securities                                8

Item 4.  Submission of Matters to a Vote of Security Holders            8

Item 5.  Other Information                                              8

Item 6.  Exhibits and Reports on Form 8-K                               8

SIGNATURES                                                              9

Part I.  Financial Information

Item 1:  Financial Statements

                             LASV ENTERPRISES, INC.
                       (FORMERLY LAS VEGAS AIRLINES, INC.)

                                  BALANCE SHEET

                                  JUNE 30, 2000
                                   (UNAUDITED)

                                     ASSETS

CURRENT ASSETS:
     Accounts Receivable                                   $           15,000
     Investment in Divest Management, Inc.                          2,825,000
     Investment in SilverHawk Development Corp.                     1,000,000
                                                            ------------------

TOTAL ASSETS                                               $        3,840,000
                                                            ==================


                     LIABILITIES AND STOCKHOLDERS' (DEFICIT)

CURRENT LIABILITIES:
     Note Payable-Divest Management, Inc.                  $        1,950,000

     Shareholders Loans                                             2,501,944

STOCKHOLDERS' (DEFICIT):
     Preferred Stock, $.001 par value, 1,000,000 shares authorized, no shares issued and outstanding

     Common Stock - $.001 par value, 100,000,000
      shares authorized, 15,559,233 shares issued
      and outstanding                                                  15,559

     Additional Paid In Capital                                       217,530
     Retained Earnings (Deficit)                                     (845,033)
                                                            ------------------

             Total Stockholders' (Deficit)                           (611,944)
                                                            ------------------


TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)              $        3,840,000
                                                            ==================

                             LASV ENTERPRISES, INC.
                       (FORMERLY LAS VEGAS AIRLINES, INC.)

                  STATEMENT OF OPERATIONS AND RETAINED DEFICIT
            FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)


                                                            AMOUNT
                                                      -------------------

REVENUES                                              $                0

OPERATING EXPENSES - Schedule I                                  623,546
                                                      -------------------

NET (LOSS)                                                      (623,546)

RETAINED DEFICIT, BEGINNING OF PERIOD                           (221,487)
                                                      -------------------


RETAINED DEFICIT, END OF PERIOD                       $         (845,033)
                                                      ===================

                            SUPPLEMENTARY INFORMATION

                             LASV ENTERPRISES, INC.
                       (FORMERLY LAS VEGAS AIRLINES, INC.)

                         SCHEDULE OF OPERATING EXPENSES

            FOR THE NINE MONTHS AND THREE MONTHS ENDED JUNE 30, 2000
                                   (UNAUDITED)

                                                            AMOUNT
                                                       ----------------


Advertising                                            $         6,187
Consulting                                                     350,250
Licenses, Fees and Taxes                                         1,413

Professional Fees                                               95,320
Rent                                                             9,706
Salaries                                                        37,602

Telephone                                                          759
Travel, Entertainment and Promotion                            122,309
                                                       ----------------

         Total Operating Expenses                      $       623,546
                                                       ================

                             LASV ENTERPRISES, INC.
                       (FORMERLY LAS VEGAS AIRLINES, INC.)

NOTE: A Statement of Cash Flows has not been included. At this time there is no cash flow in the current acquisitions.

Item 2:  Management's Discussion and Analysis or Plan of Operations

MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION for the period April 1, 2000 to June 30, 2000.

On May 4, 2000, the shareholders of the Company approved a consolidation of the Company's common shares on the basis of one new share for each six preconsolidation shares. This share consolidation received approval from the State of Delaware on May 8, 2000. A new CUSIP number was given to LASV Enterprises, Inc. The new CUSIP number is 518136 10 6.

On May 10, 2000, LASV Enterprises, Inc. announced the acquisition of 100% of the issued shares of 583354 B.C. Ltd. for a consideration of 12 million restricted shares of LASV Enterprises, Inc. 583354 B.C. Ltd. has interests in the following projects:

1. Final stage negotiations or the acquisition of a resort and casino development property located in the Dominican Republic.

2. An agreement with Goodridge and Associates of California to complete funding and bank financing for the resort / casino project, and to provide liaison with contractors and government agencies to complete the project.

3. Final stage negotiations to purchase an airline based in New York having gross annual sales of approximately $70,000,000.

4. Approval of $12,000,000 financing to be used for the purchase of the airline.

5. Long term contracts with qualified individuals to provide management for the airline.

6. A long term contract with Mr. Allan Davis to serve as CFO for the Company. Mr. Allan brings extensive experience with him to this position.

On May 30, 2000, LASV Enterprises, Inc. announced it had completed the acquisition of the Resort / Casino development in the Dominican Republic.

LASV Enterprises, Inc. announced the appointment of Mr. Patrick Strasburger as President and CEO. Mr. Strasburger's background includes 20 years of senior management experience with Continental Airlines.

On June 26, 2000, the Company announced it had finalized negotiations to purchase a majority interest (75.1%) in the New York based airline. The acquisition was subject to a 30 day due diligence period, and to approval by the Department of Transportation and the Federal Aviation Agency. To date the seller has not executed the purchase agreement.

DISCUSSION OF SUBSEQUENT EVENTS for the period July 1, 2000 to August 17, 2000.

On August 7, 2000, the Company announced the Dominican Republic government has granted preliminary casino licenses with respect to the Cabarete Bay development property.

On August 7, 2000,  the Company  announced  it has  completed  an  agreement  to acquire SilverHawk Development Corporation, a privately held company incorporated in Nevada. SilverHawk Development Corporation is a hotel, resort and vacation ownership development company with developments in China, Mexico, Belize, Cook Islands, Hawaii and Florida. Under the agreement the Company agreed to change its name to SilverHawk International Corporation. The Company appointed the President of SilverHawk Development Corporation, Mr. Von G. Batesole, to its Board of Directors.

On August 14, 2000, the Company announced it had consummated the acquisition of 100% of the issued shares of SilverHawk Development Corporation. Mr. Von G. Batesole will serve as the interim chairman of the Board of the new combined entity. Application has been made by the Company to change its name to SilverHawk International Corporation.

On August 15, 2000, the Company announced that in addition to Mr. Von Batesole, Mr Peter Gallic and Mr. Leonard Malcolm had been appointed to the Board of Directors. All three are members of the SilverHawk Development Corporation's Board of Directors. Mr. Gallic is a financial consultant with a background in financial consulting, project development and manufacturing. Mr. Malcolm has a background in finance.

On August 17, 2000, the Company announced the addition of Mr. John G. Chupa to the Board of Directors. Mr. Chupa is President of Chupa & Alberti, P.C. which specializes in intellectual property, corporate and commercial law. The firm serves as General Counsel for SilverHawk Development Corporation.

As of September 1, 2000, the Board of Directors of LASV Enterprises is comprised of the following individuals:

          Von Batesole (Interim Chairman)
          Gilbert Matsumoto
          John Chupa
          Peter Gallic
          Allan Davis
          Robert Abbott
          Patrick Strasburger
          Leonard Malcolm

Item 1.  Legal Proceedings

     None

Item 2.  Change in Securities and Use of Proceeds

     On May 4, 2000, the shareholders of the Company approved a consolidation of the Company's common shares on the basis of one new share for each six preconsolidation shares. This share consolidation received approval from the State of Delaware on May 8, 2000. A new CUSIP number was given to LASV Enterprises, Inc. The new CUSIP number is 518136 10 6.

     On May 10, 2000, LASV Enterprises, Inc. announced the acquisition of 100% of the issued shares of 583354 B.C. Ltd. for a consideration of 12 million restricted shares of LASV Enterprises, inc.

Item 3.  Defaults Upon Senior Securities.

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     See Item 2 above.

Item 5.  Other Information.

     None.

Item 6.  Exhibits and Reports on Form 8-K.

      (a)   Exhibits

       Exhibit No.      Description
       ----------       -----------
           27           Financial Data Schedule

      (b)   Reports on Form 8-K

     Registrant filed a Current Report dated May 10, 2000 to report (1) registrant is now controlled by Net Interest, Inc., a Texas corporation; and (2) acquisition of the assets, subject to liens and liabilities, of a company owned by Net Interest and others. The assets included the rights to a resort project in the Dominican Republic and various other rights. Registrant also reported the resignation of former officers and directors and the naming of new officers and directors.

                                   SIGNATURES

     In accordance with Section 13 of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                               LASV ENTERPRISES, INC.



Dated:  September 5, 2000       By:  Robert Abbott
                                  ---------------------------------------
                                   Robert Abbott
                                   Director