Form 10KSB
period 2000-09-30
LASV ENTERPRISES INC
filed 2001-01-12
CIK 911317

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549



                                   FORM 10-KSB

[x]     Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
         Act of 1934 ]

                  For the fiscal year ended September 30, 2000

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


                   Suite 201, 1736 152nd Street,Surrey,B.C.,V4A 4N4
         --------------------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

Registrant's telephone number, including area code:    (604) 541-6253
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

           The aggregate market value of the voting stock held by non-affiliates of the registrant as of January 5, 2001 was $1,063,369 based on the closing average bid and asked price of $.59.


           The number of shares outstanding of the issuer's classes of Common Stock as of January 5, 2001:

               Common Stock, $.001 Par Value - 22,633,311 shares

                    DOCUMENTS INCORPORATED BY REFERENCE: NONE

                                TABLE OF CONTENTS
                             LASV ENTERPRISES, INC.
              FORM 10-KSB REPORT FOR YEAR ENDED SEPTEMBER 30, 2000

                                                                       Page
                                                                      Numbers
                                                                    -----------
                                     PART I

Item   1.      Business                                                    2

Item   2.      Properties                                                  4

Item   3.      Legal Proceedings                                           4

Item   4.      Submission of Matters to a Vote of Security Holders         4

                                     PART II

Item   5.      Market for Registrant's Common Equity and Related
               Stockholder Matters                                         4

Item   6       Management's Discussion and Analysis of Financial
               Condition and Results of Operations                         5

Item   7.      Financial Statements                                        7
                                                                        F1-F

Item   8.      Changes in and Disagreements with Accountants on
               Accounting and Financial Disclosure                         8

                                    PART III

Item  9.       Directors, Executive Officers, Promoters and
               Control Persons; Compliance with Section 16(a)
               of the Exchange Act                                         8

Item  10.      Executive Compensation                                     10

Item  11.      Security Ownership of Certain Beneficial Owners
               and Management                                             12

Item  12.      Certain Relationships and Related Transactions             13

Item  13.      Exhibits and Reports on Form 8-K                           14

Signatures                                                                15

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


The Company under new management and Board of Directors, changed its name to LASV Enterprises, Inc. (formerly Las Vegas Airlines, Inc.) The Shareholders approved a restructuring plan proposed by the Board and proceeded to consolidate its common shares on the basis on one new share for each preconsolidation shares held. At this time the Company also received a new CUSIP number and Symbol.

The Company acquired 100% of the common stock of 583354 BC, Ltd., a non-affiliated BC incorporated company. Under the Acquisition, the Company paid 12 million 144 Restricted Shares to acquire 100% of 583354 BC Ltd. and its assets, finalized negotiations and completed contracts and agreements. The Company successfully completed the acquisition of the project in the Dominican Republic. The project; Luxury Condominium and Casino Development consists of 5.4 acres of prime ocean front property, is located at Cabarete Bay on the north shore of the Dominican Republic, less than 10 minutes from the International Airport at the city of Puerto Plata. The Company has concluded financial negotiations with a Financial Group in Europe to advance the outstanding funds owed by the Company for the Dominican Republic project. The Financial Group will hold a first mortgage against the property until the debt is repaid. The recent appraisal completed in August 2000, appraised the property at a market value in excess of $8,000,000 with no consideration given to the existing Casino and Gaming License approved for the development project.

The Company also recently signed a Letter of Intent with Rugby International Corp. and the Union of Journalists, jointly known as Press-Loto, to become the sole online lottery company in the lucrative niche market of private and semi private online lottery businesses in the Russian Federation. The current existing lottery business which nets $7,000,000 per annum will also be acquired.

The Company ceased all dealings and negotiations with SilverHawk Development Corporation of Nevada and its associated companies after due diligence confirmed LASV Enterprises, Inc. would not gain asset value or future revenue from the acquisition. The resignation of Board Members related to the SilverHawk Development Corporation acquisition were accepted by the Company. The Company recently appointed additional notables to the board who will both actively participate in the operational sectors of the company and their acquisitions. The Company continues to negotiate additional acquisitions and mergers in the travel and air route industries as well as casinos and entertainment sectors.

Item 2.   DESCRIPTION OF PROPERTY

 The Company receives the use of office space on a five year lease with comparable lease rates. The Company's corporate offices are located at Suite 201, 1736 152nd Street, B.C., Canada, V4A 4N4 telephone (604) 541 6253.


Item 3.   LEGAL PROCEEDINGS

There are no legal proceedings in progress or pending at this time.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended September 30, 2000.


                                     PART II

Item 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

 The Company's Common Stock has traded minimally and it is not considered to have an established trading market. As of September 30, 2000, there were approximately 310 stockholders of record. Subsequent to September
30, 2000, the volume of shares traded increased to 1,380,183, in October to 2,368,518 in November and 4,347,080 in December.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS AND FINANCIAL CONDITION

General and Administrative expenses increased to $696,546 for the year ended September 30, 2000 from $2,322 for the same period in 1999. The increase was due primarily to the increase in acquisition activity of the Company during the year.

On August 7, 2000, the Company announced the Dominican Republic government had granted preliminary casino licenses with respect to the Cabarete Bay development property. The Company also announced it had completed an agreement to acquire SilverHawk Development Corporation, a privately held company incorporated in Nevada. SilverHawk Development Corporation is a hotel, resort and vacation ownership development company with developments in China, Mexico, Belize, Cook Islands, Hawaii and Florida. Under the agreement the Company agreed to change its name to SilverHawk International Corporation. The Company appointed the President of SilverHawk Development, Mr. Von G. Batesole, to its Board of Directors.

On August 14, 2000, the Company announced it had consummated the acquisition of 100% of the issued shares of SilverHawk Development Corporation. Mr. Von G. Batesole will serve as the interim chairman of the Board of the new combined entity.

August 15, 2000, the Company announced that in addition to Mr. Von G. Batesole, Mr. Peter Gallic and Mr. Leonard Malcolm had been appointed to the Board of Directors. Mr. Gallic is a financial consultant with a background in financial consulting, project development and manufacturing. Mr. Malcolm has a background in finance.

On August 17, 2000, the Company announced the addition of Mr. John G. Chupa to the board of Directors. Mr. Chupa is President of Chupa & Alberti, P.C. which specializes in intellectual property, corporate and commercial law. The firm serves as General Counsel for SilverHawk Development Corporation.

On August 25, 2000, the Company advised its shareholders that on August 24, 2000, it filed a Notice of Late Filing concerning its second quarter 10Q Report, due on the same date.

On September 14, 2000, the Company announced its business strategy as outlined and approved at its last board meeting on August 28, 2000. When the pending merger with SilverHawk Development is completed, the Company will acquire a valuable joint venture in China with the Yunnan Tobacco Company, the largest of China's Tobacco Companies.

On Septemebr 15, 2000, the Company announced it is in final negotiations to acquire the Acapulco Plaza Beach Resort in Acapulco, Mexico. The Company has finalized the terms of the merger with SilverHawk Development Corporation. LASV Enterprises, Inc. has agreed to assume any and all liabilities of SilverHawk Development Corporation.

On September 19, 2000, the Company announced that in a joint venture with the Yunnan Tobacco Company, it will spend the next twelve months opening additional offices. The joint venture with the Yunnan Tobacco Company has the only National Government License under the name of Shangri-La (which is currently being changed to Sun Vacations & Exchange Company).


DISCUSSION OF SUBSEQUENT EVENTS FOR THE PERIOD OF OCTOBER 1, 2000 TO JANUARY 5, 2001

On October 2, 2000, the Company announced that SilverHawk Development Corporation recognized the Republic of China opportunity 4 years ago when they initiated Sun Vacation & Exchange Club. Currently SilverHawk has on "test" sales and operation marketing operation in Kunming, China, employing 60 professionals. During the year 2001, SilverHawk Development Corporation expects to have an estimated 12 to 15 sales centers.

On  October  4,  2000,  the  Company   announced  that  SilverHawk   Development
Corporation has signed an additional new joint venture contract with Southern China Development Corporation. SilverHawk anticipates the launch of hotels and sales operations outside China and throughout Asia during the first half of the year 2001.

On October 25, 2000, SilverHawk announced all agreements with LASV Enterprises, Inc. had been terminated because of differences that could not be resolved.

On October 26, 2000, the Company announced that the Attorneys for LASV Enterprises, Inc. and the SilverHawk Development Corporations' Attorneys strongly counseled the Company, that due to the debt situation within SilverHawk Development Corporation, and the fact that verification of SilverHawk Development Corporation's ownership of any hotels or resorts in Mexico, the United States, including the widely talked about Anaheim project at the expanded Disneyland Park, as well as the lack of verification on the hotels and resorts in China, and being that the only verification presented by SilverHawk was an Option Agreement regarding a hotel in Mexico and an Option Agreement on a resort in the Cook Islands, completion of the transaction was not advisable. It was the opinion of the company that the acquisition of SilverHawk Development Corporation and its associated companies had no present asset value of future revenue potential.

On October 26, 2000 the Company also announced approval from the State Secretary of Finance in the Dominican Republic for a casino and gaming license to be operated within the project in Cabarete Bay.The Company also announced that Von
G. Batesole and John Chupa had resigned as Directors of the Company.

On October 31, 2000, the Company announced a correction to a previous release dated the same day; that the Company has entered into settlement negotiations with Howell & Associates, L.L.P., a creditor, who also represents claimants relating back to the previous Chairman, Michael O. Ison.

On November 7, 2000, the Company announced the appointment of Albert Landwehr, Jr. to the Board of Directors.

On November 10, 2000 the Company announced that the Company and Associated Insiders will buy up to 1,000,000 shares over the next 30 days.

On December 12, 2000, the Company announced the appointment of Timothy Metz to the Board of Directors.

On December 18, 2000, the Company announced the concluded financial negotiations with a Financial Group in Europe to advance the outstanding funds owed by the Company for the Dominican Republic project. The Financial Group will hold a first mortgage against the property until the debt is repaid. The Company also announced that in reference to the press release on November 10, 2000 that purchases have been confirmed for over 550,000 shares purchased by Associates. While the 30 days have lapsed, Associates continue to buy shares confirming the undervaluation of the Company's share price.

On December 20, 2000 the Company announced they had signed a Letter of Intent to acquire 100% of the common stock of Rugby International Corp., which holds the license for the sole online lottery in the lucrative niche market of private and semi private online lottery businesses in the Russian Federation. Rugby International Corp. and the Union of Journalists, jointly own Press-Loto, which will operate the lottery.

On December 28, 2000 the Company announced conclusion of final negotiations to acquire 100% of the common shares of Alliance Financial Group, a company concerned in the installation and operation of automated teller machines throughout Europe. Approval for $10 million start-up capital from a US Funding Group, headed by Texas Capital has been received. Repayment of this loan is scheduled over a seven year period. Additionally, final negotiations are underway to acquire 100% of the patented SmartCard Technology for integration within the automated teller machines.


Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                              LASV ENTERPRISES INC.
                              FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2000
                                    (Audited)
                                   U.S. Funds

                                  TABLE OF CONTENTS


                                                                 PAGE

AUDITOR'S REPORT                                                  F-2

BALANCE SHEET
     -  As at September 30, 2000, 1999 & 1998                     F-3

STATEMENT OF DEFICIT
     -  For the years ended September 30, 2000, 1999 & 1998       F-4

STATEMENT OF OPERATIONS
     -  For the years ended September 30, 2000, 1999 & 1998       F-5

STATEMENT OF CASH FLOWS
     -  For the years ended September 30, 2000, 1999 & 1998       F-6

NOTES TO FINANCIAL STATEMENTS                                  F-7 - F-15

                                AUDITOR'S REPORT


To the shareholders of LASV ENTERPRISES INC.

We have audited the balance sheet of LASV Enterprises Inc. as at September 30, 2000, September 30, 1999 and September 30, 1998 and the statements of operations, deficit, and cash flows for the years then ended. These financial statements are the responsibility of the company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.

In our opinion, these financial statements present fairly, in all material respects, the financial position of the company as at September 30, 2000, September 30, 1999 and September 30, 1998 the results of its operations and its cash flows for the years then ended in accordance with generally accepted accounting principles. As required by the Company Act of British Columbia, we report that in our opinion, these principles have been applied on a basis consistent with that of the preceding years.





COQUITLAM, B.C.                                PEACH GODDARD
January 05, 2001                               CHARTERED ACCOUNTANTS

                                                /s/ Peach Goddard
                                               ------------------

                              LASV ENTERPRISES LTD.
                                  BALANCE SHEET
                      AS AT SEPTEMBER 30, 2000, 1999 & 1998
                                    (Audited)
                                   U.S. Funds

                                     ASSETS
                                                    2000          1999          1998
                                                 ----------     ---------    ----------
CURRENT
   Cash                                          $        -     $       -    $ 141,599
   Accounts Receivable                                    -             -        58,709
      Expendable parts, at cost                           -             -       126,313
      Refundable taxes based on income                    -             -        90,416
      Refundable excise taxes                             -             -         2,463
      Deposits                                                                  556,737
      Prepaid insurance                                   -             -       231,363
                                                 ----------     ---------    ----------
                                                          -             -     1,207,600

CAPITAL ASSETS (Note 4)                           2,825,000             -        37,005
                                                 ----------     ---------    ----------

                                                 $2,825,000     $       -    $1,244,605
                                                 ==========     =========    ==========


                                   LIABILITIES
CURRENT
   Accounts Payable                              $   73,000     $       -    $  733,512
   Current portion of Long-term Debt                      -             -       408,486
                                                 ----------     ---------    ----------
                                                     73,000             -     1,141,998

DUE TO SHAREHOLDERS  (Note 5)                     1,481,108             -       966,100
NOTE PAYABLE  (Note 6)                            1,950,000             -             -
LONG TERM DEBT                                            -             -         7,421
                                                 ----------     ---------    ----------
                                                  3,504,108             -     2,115,519
                                                 ----------     ---------    ----------


                         SHAREHOLDER EQUITY (DEFICIENCY)

SHARE CAPITAL (Note 7)                              238,925       221,487       170,487
DEFICIT                                            (918,033)     (221,487)   (1,041,401)
                                                 ----------     ---------    ----------
                                                   (679,108)            -      (870,914)
                                                 ----------     ---------    ----------

                                                 $2,825,000     $       -    $1,244,605
                                                 ==========     =========    ==========

                             See Accompanying Notes

                              LASV ENTERPRISES INC.
                              STATEMENT OF DEFICIT
               FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 & 1998
                                    (Audited)
                                   U.S. Funds



                                       2000         1999         1998
                                   -----------   ----------   -----------


DEFICIT, BEGINNING OF YEAR         $   221,487   $1,041,401   $   819,914

NET INCOME (LOSS) FOR THE YEAR         696,546      819,914      (221,487)
                                   -----------   ----------   -----------

DEFICIT, END OF YEAR               $   918,033   $  221,487   $ 1,041,401
                                   ===========   ==========   ===========







                             See Accompanying Notes


                              LASV ENTERPRISES INC.
                             STATEMENT OF OPERATIONS
               FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 & 1998
                                    (Audited)
                                   U.S. Funds



                                                     2000         1999         1998
                                                 ----------    ---------     ---------

REVENUE                                          $        -    $       -     $       -
                                                 ----------    ---------     ---------


GENERAL AND ADMINISTRATIVE EXPENSES                 696,546        2,322       231,212
                                                 ----------    ---------     ---------
                                                    696,546        2,322       231,212

LOSS FROM CONTINUING OPERATIONS                     696,546        2,322       231,212

DISCONTINUED OPERATIONS NET OF TAXES
   Loss from discontinued operations                      -     (217,106)     (579,738)
   Gain from transfer of assets                           -      450,929             -
   Gain from relief of liabilities                        -      588,413             -
                                                 ----------    ---------     ---------
                                                          -      822,236      (579,738)

NET INCOME (LOSS)                                $ (696,546)   $ 819,914     $(810,950)
                                                 ==========    =========     =========


INCOME (LOSS) PER SHARE - BASIC                  $    (0.03)   $    0.19     $   (0.22)
                                                 ==========    =========     =========







                             See Accompanying Notes

                              LASV ENTERPRISES INC.
                             STATEMENT OF CASH FLOWS
               FOR THE YEARS ENDED SEPTEMBER 30, 2000, 1999 & 1998
                                    (Audited)
                                   U.S. Funds

                                                    2000         1999          1998
                                                -----------   ----------    ----------
CASH RESOURCES PROVIDED BY (USED IN):
OPERATIONS
Cash flow provided by operations before
  the undernoted                                $  (696,546)  $  819,914    $ (810,950)
Non-cash working capital                             73,000   (1,039,342)     (391,727)
Depreciation  & Amortization                              -            -        50,089
                                                -----------   ----------    ----------
                                                   (623,546)    (219,428)      (55,899)
                                                -----------   ----------    ----------
INVESTING
Purchase of capital asset                        (2,825,000)           -             -
Sale of aircraft                                          -            -         3,306
                                                -----------   ----------    ----------
                                                 (2,825,000)           -         3,306
                                                -----------   ----------    ----------
FINANCING
Proceeds from debt                                        -            -       285,967
Sale of shares                                       17,438       51,000       131,000
Advances from shareholders                        1,481,108       26,829       966,100
Note payable                                      1,950,000            -             -
Long-term debt                                            -            -      (105,617)
                                                -----------   ----------    ----------
                                                  3,448,546      257,348        78,892
                                                -----------   ----------    ----------

NET INCREASE (DECREASE) IN CASH                           -     (141,599)      128,168

CASH POSITION AT BEGINNING OF YEAR                        -     (141,599)       13,431
                                                -----------   ----------    ----------
CASH POSITION AT END OF YEAR                    $         -   $        -    $  141,599
                                                ===========   ==========    ==========

CASH POSITION CONSISTS OF:
Cash                                            $         -   $   45,538    $        -
Cheques issued in excess of funds on deposit        (33,311)           -        (4,320)
                                                -----------   ----------    ----------
                                                $   (33,311)  $   45,538   $    (4,320)
                                                 ===========   ==========    ==========

Supplemental Schedule of non-cash Transactions

Shares issued for debt                          $   499,423   $        -    $        -
                                                ===========   ==========    ==========

                             See Accompanying Notes

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000, 1999 & 1998
                                    (Audited)
                                   U.S. Funds


1.    CONTINUED OPERATIONS

      These financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

      The continuation of the company as a going concern is dependent upon its ability to obtain additional financing to meet its obligations for future development and the attainment of successful operations. The company is currently seeking new investors to raise the needed working capital.

      These financial statements do not reflect adjustments that would be necessary if the "going concern" assumption were not appropriate because management believes that the actions already taken or planned, as described above, will mitigate the adverse conditions and events which raise doubts about the validity of the "going concern" assumption used in preparing these financial statements.

      If the "going concern" assumption were not appropriate for these financial statements, then adjustments would be necessary in the carrying values of assets and liabilities, the reported revenues and expenses, and the balance sheet classifications used.


2.    SIGNIFICANT ACCOUNTING POLICIES

      The financial statements are prepared on the historical cost basis in accordance with generally accepted accounting principles.

      a)   Use of Estimates

       The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that reflect the amounts reported in the financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions that the company may undertake in the future

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000, 1999 & 1998
                                    (Audited)
                                   U.S. Funds


2.    SIGNIFICANT ACCOUNTING POLICIES, continued


      b)    Foreign currency transactions

      The financial statements of the company are reflected in U.S dollars. The company uses the temporal method of accounting for foreign currency translations, whereby monetary items are translated at the rate of exchange in effect at the balance sheet date, non-monetary items are translated at historical rates and revenue and expense items are translated at the rate of exchange on the dates they occur.

      c) Capital Assets

      Capital Assets are recorded at cost.  Amortization of buildings will begin
      once  construction  is  complete.   Amortization  is  provided  using  the
      declining balance method at the following rates:

                        Buildings                          5%
                        Equipment                         20%
                        Furniture & fixtures              20%

d)     Loss per Share

      Basic loss per share computations is based on the weighted average number of shares outstanding during the year. Fully diluted earnings per shares have not been disclosed, as it is anti-dilutive.


3.    FAIR VALUE OF FINANCIAL INSTRUMENTS

      The company's financial instruments consist of accounts receivable, cheques issued in excess of funds on deposit, accounts payable and long-term debt. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of these financial instruments approximates their carrying value due to their short-term maturity or capacity of prompt liquidation.

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000, 1999 & 1998
                                    (Audited)
                                   U.S. Funds


4.    CAPITAL ASSETS

                                                          2000        1999        1998
                                         Accumulated    Net Book    Net Book    Net Book
                            Cost        Amortization     Value       Value       Value
                       -------------     -----------   -----------  ---------   ---------
      Buildings        $   1,440,750     $         -   $ 1,440,750  $      -    $      -
      Equipment              217,515         217,515             -         -       37,005
      Land                 1,384,250               -             -         -            -
                       -------------     -----------   -----------  ---------   ---------

                       $   3,042,515     $   217,515   $ 1,440,750  $      -    $  37,005
                       =============     ===========   ===========  =========   =========


5.    DUE TO SHAREHOLDERS

      Amounts due to shareholders are non-interest bearing and have no specific terms of repayment. The shareholders have indicated that these amounts need not be repaid within the next fiscal period and consequently these have been classified as long term.


6.    NOTE PAYABLE

      The loan payable is non-interest bearing and has no specific terms of repayment. The note holder has indicated that these amounts need not be repaid within the next fiscal period and consequently these have been classified as long term.

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                         SEPTEMBER 30, 2000, 1999 & 1998
                                    (Audited)
                                   U.S. Funds

7.    SHARE CAPITAL

      Authorized
      The authorized capital of the company consists of 100,000,000 Common Shares $ .001 par value and 1,000,000 Preferred Shares $ .001 par value


      Issued and Outstanding
                                                       Number            Amount
                                                    ----------        ----------
            Balance, September 30, 1998              3,937,000        $  170,487
               Issued for cash                          20,400            51,000
                                                    ----------        ----------
            Balance, September 30, 1999              3,957,400           221,487
               Issued for cash                      17,437,640            17,438
                                                    -----------       ----------
            Balance, September 30, 2000             21,395,040        $  238,925
                                                    ==========        ==========


12.   NAME CHANGE

      During the year the company changed its name from Las Vegas Airlines Inc. to LASV Enterprises Inc.


13.   UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

      The year 2000 issue arises because many computerized systems use two digits rather than four to identify a year. Date-sensitive systems may recognize the year 2000 as 1900 or some other date, resulting in errors when information using year 2000 dates are processed. In addition, similar problems may arise in some systems, which use certain dates in 1999 to represent something other than a date. Although the change in date has occurred, it is not possible to conclude that all aspects of the year 2000 issue that may affect the entity, including those related to customers, suppliers, or other third parties, have been fully resolved.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 11, 2000 the Company appointed Peach & Goddard as the Auditors for the Company. There were no disagreements with the former auditor, Thurman Shaw & Co. and have parted on good terms. See Exhibit 16.1



                                    PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers
--------------------------------

 The members of the Board of Directors of the Company serve until the next annual meeting of stockholders, or until their successors have been elected. The officers serve at the pleasure of the Board of Directors. The following are the directors, executive officers and significant employees of the Company as of January 5, 2001.

         Name                             Position
         ----                             --------
   Robert Abbott                    President, Director

   Albert Landwehr, Jr.             Director

   Timothy Metz                     Director, Secretary

   Allan Davis                      Director, resigned October 31, 2000.

   Patrick Strasburger              Director, resigned October 31, 2000

   Von G. Batesole                  Interim Chairman of the Board, Director,
                                       resigned October 26, 2000

   Gilbert Matsumoto                Chief Financing Officer, Director,
                                       resigned October 31, 2000.

   Peter Gallic                     Director, resigned October 31, 2000

   Leonard Malcolm                  Director, resigned October 31, 2000

   John Chupa                       Director, resigned September 29,2000

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

         Albert Landwehr, Jr., was elected as director in November 7, 2000. Includes over 20 years of successful airline experience with Federal Express Corporation as Manager of Corporate Development and Manager - Financial Operations Analyst and Diverse Financial Management and Analytic Experience. Experience in international transactions, gained in both large corporate, investment banking and entrepreneurial environments. Mr. Landwehr is a U.S. citizen.

         Timothy Metz, was elected as director in December 12, 2000. The most recent two - year project PeakSoft Multinet Corp., directed by Mr. Metz, President, CEO and Director, enabled a hands - on, all functions, including operations, strategic planning, administration, finance engineering, and fulfillment of this publicly traded high tech multinet portal software company. Mr. Metz is a U.S. citizen.

         Patrick Strasburger, age 42, has been President and CEO and a director of the Company since June 1, 2000. Mr Strasburger was employed by Continental Airlines for the past twenty years and from 1995 to May 2000 was Managing Director of International Operations for Continental. Mr. Strasburger is a U.S. citizen. Resigned from the board of LASV on October 31, 2000.

         Allan Davis, age 38, was elected as Chief Financial Office and Director in May 2000. From March 1999 to the present he has been Executive Vice President, Finance and Administration of The Whistler Group, a mobile electronics manufacturer. He was Senior Vice President - Finance of Member Services, Inc. from September 1996 to March 1999 and prior thereto held other accounting positions with Member Services, Inc. since 1993. He received bachelors' degrees in Finance and Insurance from the University of Arkansas. Mr. Davis is a U.S. citizen. Resigned from the board of LASV on October 31, 2000.

         Von G. Batesole, has been a director of the Company and chairman of the board since August 15, 2000. Was current President and CEO of SilverHawk Development Corporation and was appointed to the board as negotiated in the Agreement between the Company and SilverHawk Development Corporation. Resigned from the board on October 26, 2000.

         Gilbert Matusmoto, has been a director of the Company and Chief Financial Officer since August 28, 2000. Was also on the board of SilverHawk Development Corporation. Resigned from the board of LASV on October 31, 2000.

         Peter Gallic, has been a director of the Company since August 15, 2000. Was also on the board of SilverHawk Development Corporation. Resigned from the board of LASV on October 31, 2000.

         Leonard Malcolm, has been a director of the Company since August 15, 2000. Was also on the board of SilverHawk Development Corporation. Resigned from the board of LASV on October 31, 2000.

         John Chupa, has been a director of the Company since August 17, 2000. Was also on the board of SilverHawk Development Corporation. Resigned form the board of LASV on September 29, 2000. 5


COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.
--------------------------------------------------

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, and persons who own more than 10% of the Company's Common Stock to file with the Securities and Exchange Commission reports of ownership and of changes in beneficial ownership of Common Stock and other equity securities of the Company. Based on information provided to the Company for the fiscal year ended September 30, 2000, all reports were timely filed.


Item 10. EXECUTIVE COMPENSATION

     The Company paid the following compensation to its executive officers and directors in fiscal 2000.

     Patrick Strasburger        $8,000.00
                                20,000 common shares (unrestricted)

     Allan Davis                $8,000.00

     Additional Directors currently receive no compensation for their duties as directors.

1992 Stock Option Plan
----------------------

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

     Stock options that may be granted under the Plan may include the right to acquire an Accelerated Ownership Non-Qualified Stock Option ("AO"). If an option grant contains the AO feature and if a participant pays all or part of the purchase price of the option with shares of the Company's common stock, then upon exercise of the option the participant is granted an AO to purchase, at the fair market value as of the date of the AO grant, the number of shares of common stock the Company equal to the sum of the number of whole shares used by the participant in payment of the purchase price and the number of whole shares, if any, withheld by the Company as payment for withholding taxes. An AO may be exercised between the date of grant and the date of expiration, which will be the same as the date of expiration of the option to which the AO is related.

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


Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors, executive officers and significant employees and by all of the Company's directors and executive officers as a group, as of September 30, 2000. All information regarding shares held by persons other than executive officers and directors is based solely upon a review of the stockholder list. The information herein gives effect to a one-for-six reverse stock split effected in May 2000 and the issuance of 12 million post split shares.

                                                                   Percentage
Name of                                       Number of          of Outstanding
Stockholder                                  Shares Owned         Common Stock
-----------                                  ------------        --------------

Robert Abbott(2)                                 --                    --

Allan Davis(2)(4)                              100,000                   .8%

Patrick Strasburger(2)(4)                    1,800,000                 14.2%


Patrick Hood                                 1,000,000                  7.9%
915 Whitby Court
Sugarland, Texas 77479

Net Interest, Inc.(3)                        9,100,000                 71.9%
Houston, Texas

All officers and directors as
  a group (3 persons)                        1,900,000                 15.0%


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

(3)  The President and Sole Shareholder of Net Interest, Inc. is S.J. Hood.

(4) Subsequent to September 30, 2000 the Company, on December 22, 2000 returned to the Transfer Agent the share certificates issued to Patrick Strasburger for 1,800,000 shares and Allan Davis for 100,000 shares. A combined total of 1,900,000 was returned to the Treasury.



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

    Exhibit No.            Document Description

       2.          Plan of acquisition, reorganization, arrangement, liquidation or succession. *

       2.1.        Share Purchase Agreement, between the Registrant and David J.
                    Donohue, Sr.*

      16.1         Auditor letter from Thurman Shaw & Co.

      27.1         Financial Data Schedule

                        * Previously filed

                                   SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized on January 5, 2001.

                                     LASV ENTERPRISES, INC.

                                 By: /s/ Robert Abbott
                                     --------------------------
                                     Robert Abbott
                                     President and Director



     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on January 5, 2001.


By: /s/ Robert Abbott              President and Director
    -----------------               (principal executive officer)
        Robert Abbott

By: /s/ Albert Landwehr, Jr.       Director
    -----------------------         (principal accounting and financial officer)
        Albert Landwehr, Jr.

By: /s/ Timothy Metz               Director, Secretary
    ----------------
        Timothy Metz