Form 10KSB/A
period 2000-09-30
LASV ENTERPRISES INC
filed 2001-01-24
CIK 911317

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-KSB/A
                                 AMENDMENT NO. 1


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


               Common Stock, $.001 Par Value - 29,609,211 shares


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

    Exhibit No.            Document Description

       2.          Plan of acquisition, reorganization, arrangement, liquidation or succession. *

       2.1.        Share Purchase Agreement, between the Registrant and David J.
                    Donohue, Sr.*


      16.1         Auditor letter from Thurman Shaw & Co. *

      27.1         Financial Data Schedule *


                        * Previously filed

                                   SIGNATURES


        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report as amended to be signed on its behalf by the undersigned, thereunto duly authorized on January 24, 2001.


                                     LASV ENTERPRISES, INC.


                                 By: /s/ Timothy Metz
                                     --------------------------
                                     Timothy Metz
Amendment No. 1                      President and Director