Form 10QSB
period 2000-12-31
LASV ENTERPRISES INC
filed 2001-02-20
CIK 911317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                For the quarterly period ended December 31, 2000

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
YES   [ X   ]     NO   [     ]

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                               5,921,842
----------------------------------                        ------------------
Title of Class                                      Number of Shares outstanding
                                                    at January 29, 2001

Transitional Small Business Disclosure Format (check one):
                          YES   [   ]     NO   [X]

                             LASV ENTERPRISES, INC.

                                      INDEX

Part I.  Financial Information

Item 1:  Financial Statements (Unaudited)

          Balance Sheet as of December 31, 2000                         2

          Statement of Operations for the three months
           ended December 31, 2000 and 1999                             3

          Statement of Cash Flows for the three months ended
          December 31, 2000 and 1999                                    4

          Note to Financial Statements                                  5-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9-12

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              13

Item 2.  Change in Securities and Use of Proceeds                       13

Item 3.  Defaults Upon Senior Securities                                13

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 5.  Other Information                                              13

Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                              14

Part I.  Financial Information

Item 1:  Financial Statements


                              LASV ENTERPRISES INC.
                                  BALANCE SHEET
                                   U.S. Funds

                                     ASSETS

                                               Three months          Year
                                                   Ended            Ended
                                                December 31     September 30,
                                                   2000              2000
                                                -----------      -----------
                                                (Unaudited)
CURRENT
    Cash                                      $         148    $       -
                                                -----------      ------------
                                                        148            -
                                                -----------      ------------

CAPITAL ASSETS (Note 4)                           2,825,000         2,825,000
                                                -----------      ------------
                                              $   2,825,148    $    2,825,000
                                                ===========      ============


                                  LIABILITIES

CURRENT
    Accounts payable                          $      73,000    $      73,000

DUE TO SHAREHOLDERS (Note 5)                      1,538,057        1,481,108

NOTE PAYABLE (Note 6)                             1,950,000        1,950,000
                                                -----------      -----------
                                                  3,561,057        3,504,108
                                                -----------      -----------


                        SHAREHOLDER EQUITY (DEFICIENCY)

SHARE CAPITAL (Note 7)                              238,925          238,925

DEFICIT                                            (974,834)        (918,033)
                                                -----------      -----------

                                                   (735,909)        (679,108)
                                                -----------      -----------
                                              $   2,825,148    $    2,825,000
                                                ===========      ============

See Accompanying Notes

                              LASV ENTERPRISES INC.
                             STATEMENT OF OPERATIONS
                 FOR THE QUARTERS ENDED DECEMBER 31, 2000 & 1999
                                   (Unaudited)
                                   U.S. Funds



                                                Three months     Three months
                                                     Ended           Ended
                                                  December 31    December 31
                                                     2000            1999
                                                  -----------     -----------


REVENUE                                         $       -       $     -
                                                  -----------     -----------


GENERAL AND ADMINISTRATIVE EXPENSES                    56,949         -
                                                  -----------     -----------


NET LOSS FROM CONTINUING OPERATIONS             $      56,949   $     -
                                                  ===========     ===========





See Accompanying Notes

                              LASV ENTERPRISES INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE QUARTERS ENDED DECEMBER 31, 2000 & 1999
                                   (Unaudited)
                                   U.S. Funds



                                                   Three months    Three months
                                                       Ended           Ended
                                                    December 31    December 31
                                                       2000            1999
                                                    -----------     -----------
CASH RESOURCES PROVIDED BY (USED IN)
    OPERATIONS

Cash Flow provided by operations before
   the undernoted                                 $      56,801   $     -
Non-cash working capital                                 -              -
                                                    -----------     -----------
                                                         56,801         -
                                                    -----------     -----------

INVESTING
  Purchase of capital asset                           -                 -
                                                    -----------     -----------

FINANCING
  Sale of shares                                         -              -
  Advances from shareholders                             56,949         -
  Note payable                                           -              -
                                                    -----------   -------------

                                                         56,949         -
                                                    -----------     -----------


NET INCREASE (DECREASE) IN CASH                             148         -

CASH POSITION AT BEGINNING OF PERIOD                    -               -
                                                    -----------     -----------

CASH POSITION AT END OF PERIOD                    $         148   $     -
                                                    ===========     ===========




See Accompanying Notes

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Unaudited)
                                   U.S. Funds


1.      CONTINUED OPERATIONS

        These consolidated financial statements have been prepared on the basis of accounting principles applicable to a "going concern", which assume that the company will continue in operation for the foreseeable future and will be able to realize its assets and discharge its liabilities in the normal course of operations.

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


2.      SIGNIFICANT ACCOUNTING POLICIES

        These financial statements are prepared on the historical cost basis in accordance with generally accepted accounting principles.

        a)  Use of Estimates

        The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. These estimates are based on management's best knowledge of current events and actions that the company may undertake in the future.

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Unaudited)
                                   U.S. Funds


2.      SIGNIFICANT ACCOUNTING POLICIES, continued

        b)  Foreign currency transactions

        The financial statements of the company are reflected in U.S. dollars. The company uses the temporal method of accounting for foreign currency translations, whereby monetary items are translated at the rate of exchange in effect at the balance sheet date, non-monetary items are translated at historical rates and revenue and expense items are translated at the rate of exchange on the dates they occur.

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


3.      FAIR VALUE OF FINANCIAL INSTRUMENTS

        The company's financial instruments consist of accounts receivable, cheques issued in excess of deposits, accounts payable and long-term debt. Unless otherwise noted, it is management's opinion that the company is not exposed to significant interest, currency or credit risks arising from the financial instruments. The fair value of these financial instruments approximates their carrying value due to their short-term maturity or capacity of prompt liquidation.

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Unaudited)
                                   U.S. Funds

4.      CAPITAL ASSETS

                                                                2000
                                               Accumulated    Net Book
                                  Cost        Amortization     Value
                             -------------     -----------   -----------
            Buildings        $   1,440,750     $         -   $ 1,440,750
            Equipment              217,515         217,515             -
            Land                 1,384,250               -             -
                             -------------     -----------   -----------
                             $   3,042,515     $   217,515   $ 1,440,750
                             =============     ===========   ===========

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

7.      SHARE CAPITAL

        Authorized
        ----------

        The authorized capital of the company consists of 100,000,000 Common Shares with a par value of $.001 and 1,000,000 Preferred shares with a par value of $.001.

        Issued and Outstanding
                                               Number               Amount
                                            -----------          ------------
        Balance, September 30, 1998           3,937,000          $    170,487
               Issued for cash                   20,400                51,000
                                            -----------            ----------
        Balance, September 30, 1999           3,957,400               221,487
               Issued for cash               17,437,640                17,438
                                            -----------            ----------
        Balance, September 30, 2000          21,395,040          $    238,925
                                            ===========            ==========

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                DECEMBER 31, 2000
                                   (Unaudited)
                                   U.S. Funds

8.      NAME CHANGE

        During the year the company changed its name from Las Vegas Airlines Inc. to LASV Enterprises Inc.

9.      UNCERTAINTY DUE TO THE YEAR 2000 ISSUE

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

10.     SUBSEQUENT EVENT

        On January 24, 2001, the Company announced the share consolidation of one new share for each five pre-consolidated shares. These financial statements do not give effect to this change.

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


DISCUSSION OF SUBSEQUENT EVENTS FOR THE PERIOD OF JANUARY 1, 2001 TO JANUARY 29, 2001

     On January 4, 2001, the Company announced that the 10KSB was completed and scheduled for filing. The Company remains in compliance and current with their filings. The Company also announced that the financial negotiations and terms related to the $1,950,000 and the $3,500,000 additional financing for completion of the building is to be disclosed. An increase in volume of shares traded from 1,380,183 in November to 4,347,080 in December.

     On January 8, 2001 the Company received legal documents from a disgruntled shareholder which dates back to the previous owners and management of the previous entity, Las Vegas Airlines, Inc., over a stock issuance discrepancy. The basis of the lawsuit was actions and inactions of the pre-purchased company and has no reflection upon the current ownership and management. The company is addresssing the issues raised in the suit. The Company and its Legal Representatives feel this does not reflect on current management and operations.

     The Company has reached an agreement in theory and formal assignment documents are being prepared. The Company will receive an undisclosed percentage of any settlement. In return, all existing and proposed litigation in relation to these issues will be dismissed with prejudice.

     On January 10, 2001, the Company announced that P.P.C., public relations for the Company and the Agent representing the sale of the Hilton Hotel project concluded their meeting in Texas, U.S. Upon receipt of the final audited financial statements and casino / gaming license, the due diligence personnel shall travel to Colombia to evaluate, analyze, finalize and conclude the acquisition. The completion of the acquisition will allow the Company to acquire 100% ownership of the hotel and licenses issued for the hotel. Additionally the Company is in the process of completing the final closing documents regarding the Lottery in the Russian Federation. This operation shall be linked to the resort in the Dominican Republic.

     On January 12, 2001, the Company announced the 10KSB had been filed on EDGAR for the fiscal year ending September 30, 2000. As of January 5, 20001, the date of the filing, there were no legal proceedings in progress or pending at this time after due diligence by the Company.

     On January 17, 2001, the Company announced the appointment of Tim Metz as President, Albert Landwehr as Secretary and Robert Abbott as Director. The Attorneys for the Company are reviewing the final closing documents regarding the Lottery in the Russian Federation. Signing of the Agreement and completion of obligations is expected later this week.

     On January 24, 2001, the Company announced the share consolidation of one new share for each five pre-consolidated share is in effect. The post reverse total will be 5,921,842, the new CUSIP is 518136 20 5, the new symbol is LASV. The Company also stated it will be refiling an amended 10K due to the typographical error found in its last filing correcting the total issued and outstanding shares from 22,633,311 to 29,609,211.

     On January 24, 2001, the Company also announced in a second news release that the acquisition for 100% of Rugby National Corp, the Operators, and the Union of Journalists, jointly known as Press - Lotto in the Russian Federation, currently holding the sole online computer Lottery License had been concluded and executed. The division of revenues are as follows: Rugby National Corp. (LASV Enterprises, Inc.) 17.5%, Union of Journalists 17.5%, Prize Allocation 50%, Expense Allocation 15%. With the conclusion of this Agreement, the commencement in installation of real computer on line lottery with a real time paramutual (prize structure) is scheduled forthwith. Press - Lotto has already procured select locations for the first phase of 500 on line installations. Based on the current projections it is estimated 1st year gross revenues of $150 million. Second year gross revenues are projected at $350 million. Fifth year gross revenues are projected at $3 billion to $4 billion, conservatively. The Russian Federation consists of 22 major market areas. Expansion over the five year term will encompass 45,000 terminals throughout these 22 regions servicing an increasing population of approximately 200 million. The Company is also entering into further discussions with industry leaders of lottery equipment and services to assist in operations.

     On January 29, 2001, the Company announced it is moving rapidly to commence start up of the national lottery in the Russian Federation. This project is ready to be started first in Moscow, and to be enlarged in the territory of the Russian Federation in the future. The Union of Journalists and the assistance of its' 60,000 members, along with Rugby National Corp. provides the project with the License, the communications and organizational skills to carry this lottery to fruition. The recommendations of the Board was to commence operations immediately with a view to expand to a full National operating Lottery in 3 - 5 years.

     On January 29, 2001, the Company also announced in the same news release, the appointment of Mr. W. Brent Pennington to the Board of Directors of the Company. Mr. Pennington will be in charge of the initial set up and ongoing expansion of the Lottery within the Russian Federation. With his extensive expertise in lotteries, his vast amount of experience in Eastern Europe, and his assessment of the culture and lottery opportunities, he brings an unsurpassed professional management leadership profile to the project. His experience in gaming, lottery project s and management is as follows: Senior executive of business development and operations of government sponsored lotteries. Extensive experience within the government sector (technology and management) and an executive consultant in North America, Europe, Asia and the Russian Federation. Expertise in the political process of lottery related legislation, pre-operations strategy planning, project management implementation, and management of lottery organization. Director and Retail Development for GTECH Corporation (NYSE: GTK, Games Services International, L.P.; Chief Operating Officer and management consultant, Virginia Lottery, USA; Director of Sales, Washington State Lottery, USA; Director of Marketing & Sales.

     On January 29, 2001, the Company also announced the appointment of Mr. Harvey Weinstein to the Board of Directors of the Company. Founder of US Imaging Inc., a retail sales and service company specializing in X-ray equipment which developed into a world wide manufacturer of Digital Imaging Equipment with offices in New York, China, The Russian Federation and South America. Once established in his office in the Russian Federation, Mr. Weinstein formed a partnership with Moscow Trans. To establish the outdoor advertising on trolley and buses of which was later sold. After working on the Lottery License for 7 years, the Lottery License was received in 1998 with the Union of Journalists for Russia and the formation of Press - Lotto was commenced.

     On January 29, 2001 the Board of Directors for LASV Enterprises, Inc. consists of:

     Timothy Metz               President & Director
     Albert Landwehr            Secretary & Director
     Robert Abbott              Director
     W. Brent Pennington        Director
     Harvey Weinstein           Director

                           PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Marvin Winograde v. LASV Enterprises, Inc.
NAPA County Superior Court (California)
Case No. 26 12125
-------------------------------------------

     On January 8, 2001 the Company received legal documents from a disgruntled shareholder which dates back to the previous owners and management of the previous entity, Las Vegas Airlines, Inc., over a stock issuance discrepancy. The basis of the lawsuit was actions and inactions of the pre-purchased company and has no reflection upon the current ownership and management. The company is addresssing the issues raised in the suit. The Company and its Legal Representatives feel this does not reflect on current management and operations.

     The Company has reached an agreement in theory and formal assignment documents are being prepared. The Company will receive an undisclosed percentage of any settlement. In return, all existing and proposed litigation in relation to these issues will be dismissed with prejudice.


Item 2.     CHANGES IN SECURITIES - and Use of Proceeds- None

Item 3.     DEFAULTS UPON SENIOR SECURITIES - None

Item 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.     OTHER INFORMATION - None

As of December 31, 2000, there were approximately 310 stockholders of record. Subsequent to October 1, 2000, the volume of shares traded increased to 1,380,183, in October to 2,368,518 in November and 4,347,080 in December.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits

Number    Description
------    -----------
27.1        Financial Data Schedule


            (b)   Reports on Form 8-K

          The Company filed a report on Form 8-K on December 11, 2000 to report a change in accountants and certain changes in management.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LASV Enterprises, INC.




Date:     January 29, 2001                By:  /s/ Tim Metz
                                             --------------------
                                               Tim Metz
                                            President, Director (and duly
                                            authorized officer)

                                  EXHIBIT INDEX
                             LASV ENTERPRISES, INC.


Exhibit
Number              Description
--------            -----------

27.1                Financial Data Schedule