Form 10QSB/A
period 2000-12-31
LASV ENTERPRISES INC
filed 2001-03-05
CIK 911317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                  FORM 10-QSB/A
                                 AMENDMENT NO. 1


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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.


Common Stock, $.001 par value                               10,308,610

----------------------------------                        ------------------

Title of Class                                      Number of Shares outstanding
                                                    at February 19 , 2001


Transitional Small Business Disclosure Format (check one):
                          YES   [   ]     NO   [X]

                             LASV ENTERPRISES, INC.

                                      INDEX

Part I.  Financial Information

Item 1:  Financial Statements (Unaudited)

          Balance Sheet as of December 31, 2000                         2

          Statement of Operations for the three months
           ended December 31, 2000 and 1999                             3

          Statement of Cash Flows for the three months ended
          December 31, 2000 and 1999                                    4

          Note to Financial Statements                                  5-8

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      9-13

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              13

Item 2.  Change in Securities and Use of Proceeds                       14

Item 3.  Defaults Upon Senior Securities                                14

Item 4.  Submission of Matters to a Vote of Security Holders            14

Item 5.  Other Information                                              14

Item 6.  Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                              16

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


On February 13, 2001, the Board of Directors held its special meeting to confirm the issuance of Restricted 144 Stock for debt conversion for outstanding financing and loan agreements duly noted in the audited September 30, 2000 and unaudited financials of December 31, 2000. The shares shall be calculated at 71% of the closing price on February 13, 2001 of $0.96875, the determined par value $0.75.

On February 18, 2001, the Board of Directors held its special meeting to authorize and duly adopt by consent action by the holders of in excess of eighty three percent (83%), in written format and filed, of the Company's outstanding stock entitled to vote thereon, in accordance with Section 228 of the General Corporation Law of the State of Delaware, the merger transaction between the Company and D.C.T. Corporation, Ltd.

On February, 18, 2001, the Board of Directors upon further motion and seconded that Timothy Metz, President is empowered, authorized and directed to execute any and all documents to accomplish the merger transaction between the Company and D.C.T. Corporation, Ltd.
as he in his discretion deems to be in the interests of the Corporation.

     On February 19, 2001 the Board of Directors for LASV Enterprises, Inc. consists of:


         Timothy Metz               President & Director
         Albert Landwehr            Secretary & Director
         Robert Abbott              Director
         Harvey Weinstein           Director



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

Item 2. CHANGES IN  SECURITIES  - and Use of Proceeds

On October 27, 2001, the Company advised the relevant Attorneys, Transfer Agent and parties involved that in accordance with the Agreements with which the Company entered into with SilverHawk Development Corporation, the issuance of Restricted 144 Stock for a preconsolidated 2,500,000 shares for the SilverHawk Development Corporation, with the requested name issuance of Von G. Batesole was to immediately have a STOP and CANCEL order attached to it for return to Treasury. Mr. Batesole was requested to return the shares, to date the Company has not received them.

Due to the Fact that the transaction and acquisition of SilverHawk Development Corporation was never satisfactorily completed, the issuance of this certificate is thereby not permitted with SEC Rules and Regulations and must therefore be cancelled with immediate effect.

On  February  19,  2001  the  certificate   issued  to  SilverHawk   Development
Corporation and Mr. Von G. Batesole is outstanding and is therefore reflected in the Corporation's total issued and outstanding as of this date.



Item 3.     DEFAULTS UPON SENIOR SECURITIES - None


Item 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On December 26, 2000, an Amendment to the Certificate of Incorporation was authorized by the Board of Directors and duly adopted by consent action by the holders of in excess of eighty five percent (85%) of the Company's outstanding stock entitled to vote thereon in accordance with Section 228 of the General Corporation Law of the State of Delaware.

On February 18, 2001, the Board of Directors held its special meeting to authorize and duly adopt by consent action by the holders of in excess of eighty three percent (83%), in written format and filed, of the Company's outstanding stock entitled to vote thereon, in accordance with Section 228 of the General Corporation Law of the State of Delaware, the merger transaction between the Company and D.C.T. Corporation, Ltd.


Item 5. OTHER INFORMATION - None

As of December 31, 2000, there were approximately 310 stockholders of record. Subsequent to October 1, 2000, the volume of shares traded increased to 1,380,183, in October to 2,368,518 in November and 4,347,080 in December.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

            (a)     Exhibits

Number    Description
------    -----------

27.1        Financial Data Schedule *

    * Previously filed


            (b)   Reports on Form 8-K

          The Company filed a report on Form 8-K on December 11, 2000 to report a change in accountants and certain changes in management.

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.



                                          LASV Enterprises, INC.



Date:     February 28, 2001           By:  /s/ Tim Metz

                                            --------------------
                                            Tim Metz
                                            President, Director (and duly
                                            authorized officer)