Form 10QSB
period 2001-03-31
LASV ENTERPRISES INC
filed 2001-05-29
CIK 911317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                For the quarterly period ended March 31, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                               11,492,978
----------------------------------                        ------------------
Title of Class                                      Number of Shares outstanding
                                                    at May 11 , 2001

Transitional Small Business Disclosure Format (check one):
                          YES   [   ]     NO   [X]

                             LASV ENTERPRISES, INC.

                                      INDEX

Part I.  Financial Information

Item 1:  Financial Statements (Unaudited)

          Balance Sheet as of March 31, 2001                             2

          Statement of Operations for the three months
           ended March 31, 2001 and 2000                                 3

          Statement of Operations for the six months
           ended March 31, 2001 and 2000                                 4

          Statement of Cash Flows for the six months ended
          March 31, 2001 and 2000                                        5

          Note to Financial Statements                                  6-9

Item 2.  Management's Discussion and Analysis of Financial
           Condition and Results of Operations                         10-13

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              13

Item 2.  Change in Securities and Use of Proceeds                       14

Item 3.  Defaults Upon Senior Securities                                14

Item 4.  Submission of Matters to a Vote of Security Holders            14

Item 5.  Other Information                                              15

Item 6.  Exhibits and Reports on Form 8-K                               15

SIGNATURES                                                              16

Part I.  Financial Information

Item 1:  Financial Statements

                              LASV ENTERPRISES INC.
                                  BALANCE SHEET
                                   U.S. Funds

                                     ASSETS

                                                                     Year
                                                                     Ended
                                                 March 31        September 30,
                                                   2001              2000
                                                -----------      -----------
                                                (Unaudited)
CURRENT
    Cash                                      $         148    $       -
                                                -----------      ------------
                                                        148            -
                                                -----------      ------------
CAPITAL ASSETS (Note 4)                           2,825,000         2,825,000
                                                -----------      ------------
                                              $   2,825,148    $    2,825,000
                                                ===========      ============


                                   LIABILITIES

CURRENT
    Accounts payable                          $      91,000    $      73,000

DUE TO SHAREHOLDERS (Note 5)                      1,655,853        1,481,108

NOTE PAYABLE (Note 6)                             1,950,000        1,950,000
                                                -----------      -----------
                                                  3,678,853        3,504,108
                                                -----------      -----------


                         SHAREHOLDER EQUITY (DEFICIENCY)

SHARE CAPITAL (Note 7)                              128,345          238,925

DEFICIT                                            (982,050)        (918,033)
                                                -----------      -----------
                                                   (853,705)        (679,108)
                                                -----------      -----------
                                              $   2,825,148    $    2,825,000
                                                ===========      ============

                             See Accompanying Notes

                              LASV ENTERPRISES INC.
                             STATEMENT OF OPERATIONS
                FOR THE THREE MONTHS ENDED MARCH 31, 2000 & 2001
                                   (Unaudited)
                                   U.S. Funds



                                                 Three months     Three months
                                                     Ended           Ended
                                                  March 31,          March 31,
                                                     2001            2000
                                                  -----------     -----------


REVENUE                                         $       -       $     -
                                                  -----------     -----------


GENERAL AND ADMINISTRATIVE EXPENSES                    60,847         -
                                                  -----------     -----------


NET LOSS FROM CONTINUING OPERATIONS             $      60,847   $     -
                                                  ===========     ===========





                             See Accompanying Notes

                              LASV ENTERPRISES INC.
                             STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED MARCH 31, 2000 & 2001
                                   (Unaudited)
                                   U.S. Funds



                                                  Six months      Six months
                                                     Ended           Ended
                                                   March 31,       March 31,
                                                     2001            2000
                                                  -----------     -----------


REVENUE                                         $       -       $     -
                                                  -----------     -----------


GENERAL AND ADMINISTRATIVE EXPENSES                   117,796         -
                                                  -----------     -----------


NET LOSS FROM CONTINUING OPERATIONS             $     117,786   $     -
                                                  ===========     ===========




                             See Accompanying Notes

                              LASV ENTERPRISES INC.
                             STATEMENT OF CASH FLOWS
                  FOR THE QUARTERS ENDED MARCH 31, 2001 & 2000
                                   (Unaudited)
                                   U.S. Funds



                                                     Six months     Six months
                                                       Ended          Ended
                                                      March 31,     March 31,
                                                       2001            2000
                                                    -----------     -----------
CASH RESOURCES PROVIDED BY (USED IN)
    OPERATIONS

Cash Flow provided by operations before
   the undernoted                                 $     117,648   $     -
Non-cash working capital                                 -              -
                                                    -----------     -----------
                                                        117,648         -
                                                    -----------     -----------

INVESTING
  Purchase of capital asset                           -                 -
                                                    -----------     -----------

FINANCING
  Sale of shares                                         -              -
  Advances from shareholders                            117,796         -
  Note payable                                           -              -
                                                    -----------   -------------

                                                        117,796         -
                                                    -----------     -----------

NET INCREASE (DECREASE) IN CASH                                         -

CASH POSITION AT BEGINNING OF PERIOD                        148         -
                                                    -----------     -----------

CASH POSITION AT END OF PERIOD                    $         148   $     -
                                                    ===========     ===========


                             See Accompanying Notes

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   U.S. Funds


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

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   U.S. Funds


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

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   U.S. Funds

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

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                 March 31, 2001
                                   (Unaudited)
                                   U.S. Funds

7.      SHARE CAPITAL

        Authorized
        ----------

        The authorized capital of the company consists of 100,000,000 Common Shares with a par value of $.001 and 1,000,000 Preferred shares with a par value of $.001.

        Issued and Outstanding
                                               Number               Amount
                                            -----------          ------------
        Balance, September 30, 1998           3,937,000          $    170,487
               Issued for cash                   20,400                51,000
                                            -----------            ----------
        Balance, September 30, 1999           3,957,400               221,487
               Issued for cash               17,437,640                17,438
                                            -----------            ----------
        Balance, September 30, 2000          21,395,040          $    238,925

           Balance March 31, 2001            11,492,978          $    128,345
           Preconsolidated shares
                                            ===========            ==========
                                             11,492,978          $    128,345

        On January 24, 2001, the Company announced the share consolidation of one new share for each five pre-consolidated shares. These financial statements give effect to this change.


8.      NAME CHANGE

        During the year 2000 the company changed its name from Las Vegas Airlines Inc. to LASV Enterprises Inc.

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

     On January 29, 2001, the Company also announced in the same news release, the appointment of Mr. W. Brent Pennington to the Board of Directors of the Company. Shortly thereafter communication was received by Mr. Pennigton stating he did not wish to participate in the Company's ventures.

     On January 29, 2001, the Company also announced the appointment of Mr. Harvey Weinstein to the Board of Directors of the Company. Founder of US Imaging Inc., a retail sales and service company specializing in X-ray equipment which developed into a world wide manufacturer of Digital Imaging Equipment with offices in New York, China, The Russian Federation and South America. Once established in his office in the Russian Federation, Mr. Weinstein formed a partnership with Moscow Trans. To establish the outdoor advertising on trolley and buses of which was later sold. After working on the Lottery License for 7 years, the Lottery License was received with the Union of Journalists for Russia and the formation of Press - Loto was commenced.

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

On February 20, 2001, the Company announced that it had acquired 100% of D.C.T. Corporation, a high technology company that had developed, patented and demonstrated wireless data transmission.

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

On March 14, 2001, the Company and D.C.T. Corporation, Ltd. jointly announced that LASV Enterprises, Inc. (LASV) and D.C.T. Corporation, Ltd. (DCT) have mutually agreed to terminate the Plan and Agreement of Merger (Merger) dated February 19, 2001, which was previously announced and filed with Securities and Exchange Commission in Form 8-K on February 22, 2001. This mutual agreement to terminate the Merger is a result of LASV's desire to focus on the expansion of its plan for the lottery, resorts and airline business, while the shareholders of DCT want to focus exclusively on the development and commercialization of their wireless technology and search engine software.


DISCUSSION OF SUBSEQUENT EVENTS FOR THE PERIOD OF April 1, 2001 to May 11,
2001

On May 2, 2001, the Company announced the commencement of negotiations with one of the largest lottery operators in the world to assist LASV in the initial set up and overall operations of the lucrative National Lottery in the Russian Federation. Press-Loto, a Russian company jointly owned by Rugby National Corp. (100% owned by LASV Enterprises, Inc.) and the Union of Journalists, each holding 50% of the Press-Loto organization, hold the sole National Lottery License.

     On May 8, 2001, the Company received the resignation from Mr. Timothy Metz resigning as President, Director and an Officer of the Company.

     On May 11, 2001 the Board of Directors for LASV Enterprises, Inc. consists of:

         Albert Landwehr            Secretary & Director
         Robert Abbott              Director
         Harvey Weinstein           Director



                           PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Marvin Winograde v. LASV Enterprises, Inc.
NAPA County Superior Court (California)
Case No. 26 12125
-------------------------------------------

     On January 8, 2001 the Company received legal documents from a disgruntled shareholder which dates back to the previous owners and management of the previous entity, Las Vegas Airlines, Inc., over a stock issuance discrepancy. The basis of the lawsuit was actions and inactions of the pre-purchased company and has no reflection upon the current ownership and management. The company is addresssing the issues raised in the suit. The Company and its Legal Representatives feel this does not reflect on current management and operations and are actively pursuing discussions to achieve a mutual agreement.


Patrick Strasburger and Allan Davis v. LASV Enterprises, Inc.
Harris County District Court (Texas)
Case No. 200106926
-------------------------------------------

     On March 7, 2001, the Company received legal documents from disgruntled Directors who had resigned from their five year positions. The basis of the lawsuit was actions and inactions of performance and related issues to their five year positions. The company is addresssing the issues raised in the suit. The Company and its LegalRepresentatives feel this does not reflect on current management and operations and are actively pursuing discussions to achieve a mutual agreement.

Item 2. CHANGES IN  SECURITIES  - and Use of Proceeds

On October 27, 2001, the Company advised the relevant Attorneys, Transfer Agent and parties involved that in accordance with the Agreements which the Company entered into with SilverHawk Development Corporation, the issuance of Restricted 144 Stock for a preconsolidated 2,500,000 shares for the SilverHawk Development Corporation, with the requested name issuance of Von G. Batesole was to immediately have a STOP and CANCEL order attached to it for return to Treasury. Mr. Batesole was requested to return the shares; to date the Company has not received them.

Due to the fact that the transaction and acquisition of SilverHawk Development Corporation was never satisfactorily completed, the issuance of this certificate is thereby not permitted with SEC Rules and Regulations and must therefore be cancelled with immediate effect.

As of May 11, 2001 the certificate issued to SilverHawk Development Corporation and Mr. Von G. Batesole is outstanding and is therefore reflected in the Corporation's total issued and outstanding as of this date.


Item 3.     DEFAULTS UPON SENIOR SECURITIES - None


Item 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS

On February 13, 2001 the Board of Directors held its special meeting of which the purpose of the meeting was to confirm the issuance of 144 restricted stock for consideration in outstanding financing and loan agreements.

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

On February 22, 2001, the Board of Directors held its special meeting of which the purpose of the meeting was to confirm the Agreement between Rugby National Corp. and LASV Enterprises, Inc, which states that the share consideration to be issued in accordance with the Share Transfer Agreement is that number of shares equal to 20 percent of LASV Enterprises, Inc. issued and outstanding stock on January 1, 2001. It was upon duly motion made and seconded, that it be voted to confer the power and authority upon Timothy Metz, President and Robert Abbott, Director, to have issued to Rugby National Corp. shares of restricted 144 stock in LASV in consideration of the acquisition of Rugby National Corp. noted as the Share Transfer Agreement and as dated for reference January 1, 2001 (Release No.3) and executed January 23, 2001.

Item 5. OTHER INFORMATION

On March 13, 2001, the Board of Directors held a special meeting to confirm the termination of the Merger Transaction between the Company and D.C.T.
Corporation, Ltd. This mutual agreement to terminate the Merger is a result of LASV's desire to focus on the expansion of its plan for the lottery, resorts and airline business, while the shareholders of DCT want to focus exclusively on the development and commercialization of their wireless technology and search engine software.

As of May 11, 2001, there were approximately 293 stockholders of record. Subsequent to January 1, 200, the volume of shares traded fluctuated from 4,169,960 in January to 2,236,361 in February and 1,648,899 in March.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

         (a) Reports on Form 8-K

         On January 24, 2001, Registrant filed a current report on Form 8-K to report the Registrant's common stock, par value $.001, was reverse split 1-for-five, effective January 24, 2001.

      On February 20, 2001, Registrant filed a current report on Form 8-K to announce a Plan and Agreement of Merger with D.C.T. Corporation, a Bahamas corporation.

         On March 13, 2001, the Board of Directors held a special meeting to confirm the termination of the Merger Transaction between the Company and D.C.T. Corporation, Ltd. This mutual agreement to terminate the Merger is a result of LASV's desire to focus on the expansion of its plan for the lottery, resorts and airline business, while the shareholders of DCT want to focus exclusively on the development and commercialization of their wireless technology and search engine software.

         (b) Exhibits

         None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LASV Enterprises, INC.



Date:     May 24, 2001                     By: /s/ Robert Abbott
                                            ----------------------
                                            Robert Abbott
                                            President, Director (and duly
                                            authorized officer)