Form 10QSB/A
period 2001-03-31
LASV ENTERPRISES INC
filed 2001-09-25
CIK 911317

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


         201 1736 152nd Street, Surrey, British Columbia Canada V4A 4N4
         --------------------------------------------------------------
                 (Address of principal executive offices)  (Zip Code)

Issuer's telephone number, including area code:    (604) 618-0991
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

Part I.  Financial Information

Item 1:  Financial Statements

                              LASV ENTERPRISES INC.
                                  BALANCE SHEET
                                   U.S. Funds

                                     ASSETS


                                                                  Year Ended
                                                 March 31,        September 30,
                                                   2001              2000
                                                -----------      -----------
                                                (Unaudited)
CURRENT
    Cash                                      $         148    $       -
                                                -----------      ------------
                                                        148            -
                                                -----------      ------------
CAPITAL ASSETS (Note 4)                                            2,825,000
                                                -----------      ------------
                                              $         148    $   2,825,000
                                                ===========      ============


                                  LIABILITIES

CURRENT
    Accounts payable                          $      91,000    $      73,000

DUE TO SHAREHOLDERS (Note 5)                      1,538,057        1,481,108

NOTE PAYABLE (Note 6)                                              1,950,000
                                                -----------      -----------
                                                  1,629,057        3,504,108
                                                -----------      -----------


                        SHAREHOLDER EQUITY (DEFICIENCY)

SHARE CAPITAL (Note 7)                             (279,045)         238,925

DEFICIT (Note 9) Loss provision for D.R. project (1,349,834)        (918,033)
                                                -----------      -----------
                                                 (1,628,909)        (679,108)
                                                -----------      -----------
                                              $         148    $   2,825,000
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
                                                  ===========     ===========





See Accompanying Notes

                              LASV ENTERPRISES INC.
                             STATEMENT OF OPERATIONS
                 FOR THE SIX MONTHS ENDED MARCH 31, 2000 & 2001
                                   (Unaudited)
                                   U.S. Funds



                                                  Six months      Six months
                                                     Ended           Ended
                                                   March 31,       March 31,
                                                     2001            2000
                                                  -----------     -----------


REVENUE                                         $       -       $     -
                                                  -----------     -----------


GENERAL AND ADMINISTRATIVE EXPENSES                   117,796         -
                                                  -----------     -----------


NET LOSS FROM CONTINUING OPERATIONS             $     117,796   $     -
                                                  ===========     ===========








See Accompanying Notes

                              LASV ENTERPRISES INC.
                             STATEMENT OF CASH FLOWS
                 FOR THE QUARTERS ENDED MARCH 31, 2001 & 2000
                                   (Unaudited)
                                   U.S. Funds



                                                     Six months     Six months
                                                       Ended          Ended
                                                      March 31,      March 31,
                                                        2001           2000
                                                    -----------     ---------
CASH RESOURCES PROVIDED BY (USED IN) OPERATIONS

Cash Flow provided by (used in) operations
   before the undernoted                          $     117,648   $     -
Non-cash working capital                                 -              -
                                                    -----------     ---------
                                                        117,648         -
                                                    -----------     ---------

INVESTING
  Purchase of capital asset                              -              -
                                                    -----------     ---------

FINANCING
  Sale of shares                                         -              -
  Advances from shareholders                            117,796         -
  Note payable                                           -              -
                                                    -----------   -----------

                                                        117,796         -
                                                    -----------     ---------


NET INCREASE (DECREASE) IN CASH                                         -

CASH POSITION AT BEGINNING OF PERIOD                        148         -
                                                    -----------     ---------

CASH POSITION AT END OF PERIOD                    $         148   $     -
                                                    ===========     =========

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

        c)  Capital Assets

            Capital Assets are recorded at cost and apply to year ended September 30, 2000. Amortization of buildings will begin once construction is complete. Amortization is provided using the declining balance method at the following rates:


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

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                March 31, 2001
                                   (Unaudited)
                                   U.S. Funds

4.      CAPITAL ASSETS

        (Year ended September 30 2000 only)                      2000
                                               Accumulated    Net Book
                                  Cost        Amortization     Value
                             -------------     -----------   -----------
            Buildings        $   1,440,750     $         -   $ 1,440,750
            Equipment              217,515         217,515             -
            Land                 1,384,250               -             -
                             -------------     -----------   -----------
                             $   3,042,515     $   217,515   $ 1,440,750
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


6.      NOTE PAYABLE

            (Year ended September 30, 2000 only). The loan payable is non-interest bearing and has no specific terms of repayment. The note holder has indicated that these amounts need not be repaid within the next fiscal period and consequently these have been classified as long term. On March 20, 2001, the Company received notification from the Vendor advising the termination of the Option Agreement due to lack of performance.

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

9.      DEFICIT

        The company lost the Option Agreement with Divest Management, Inc. for the project in the Dominican Republic on March 20, 2000. The property originally at a capitalized cost of $3,042,515 has been written off and netted against the mortgage liability leaving a net book value. The company is currently taking legal action to recover the amount paid to Divest Management, Inc.

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

     On January 17, 2001, the Company announced the Attorneys for the Company are reviewing the final closing documents regarding the Lottery in the Russian Federation. Signing of the Agreement and completion of obligations is expected later this week.

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

On March 20, 2001, the Company was advised by the Vendor of the Dominican Republic project that the Option Agreement was cancelled due to lack of performance.

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

On May 8, 2001, the Company received the resignation from Mr. Timothy Metz resigning as President, Director and an Officer of the Company.

On May 11, 2001 the Board of Directors for LASV Enterprises, Inc. consists of:

         Robert Abbott              President, Director
         Jennifer Lyster            Secretary, Director



                           PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Marvin Winograde v. LASV Enterprises, Inc.
NAPA County Superior Court (California)
Case No. 26 12125
-------------------------------------------

     On January 8, 2001 the Company received legal documents from a disgruntled shareholder which dates back to the previous owners and management of the previous entity, Las Vegas Airlines, Inc., over a stock issuance discrepancy. The basis of the lawsuit was actions and inactions of the pre-purchased company and has no reflection upon the current ownership and management. The company is addresssing the issues raised in the suit. The Company and its Legal Representatives feel this does not reflect on current management and operations and are actively pursuing discussions to achieve a mutual agreement. The Company is confident a mutual agreement will be reached within six months.


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

As of May 11,  2001,  there  were  approximately  293  stockholders  of  record.
Subsequent to January 1, 200, the volume of shares traded declined from 4,169,960 in January to 2,236,361 in February and 1,648,899 in March.


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


                                          LASV Enterprises, INC.



Date:     September 24, 2001               By: /s/ Jennifer Lyster
Amendment No. 1                            ----------------------
                                            Jennifer Lyster
                                            Secretary, Director (and duly
                                            authorized officer)