Form 10QSB
period 2001-06-30
LASV ENTERPRISES INC
filed 2001-09-25
CIK 911317

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB



                   [X] QUARTERLY REPORT PURSUANT TO SECTION 13
               OR 15(d) OF THE SECURITIES AND EXCHANGE COMMISSION

                  For the quarterly period ended June 30, 2001

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

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                               12,097,410
----------------------------------                        ------------------
Title of Class                                      Number of Shares outstanding
                                                    at September 20, 2001

Transitional Small Business Disclosure Format (check one):
                          YES   [   ]     NO   [X]

                             LASV ENTERPRISES, INC.
                          (A Development Stage Company)

                                      INDEX

Part I.  Financial Information

Item 1:  Financial Statements

          Balance Sheet as of June 30, 2001                             2

          Statement of Operations and Retained Deficit for the
          three months ended June 30, 2001 and 2000                     3

          Statement of Operations and Retained Deficit for the
          nine months ended June 30, 2001 and 2000                      4

          Note to Financial Statements                                  5-9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                      10-11

Part II. OTHER INFORMATION

Item 1.  Legal Proceedings                                              12

Item 2.  Change in Securities and Use of Proceeds                       12

Item 3.  Defaults Upon Senior Securities                                13

Item 4.  Submission of Matters to a Vote of Security Holders            13

Item 5.  Other Information                                              13

Item 6.  Exhibits and Reports on Form 8-K                               13

SIGNATURES                                                              14

Part I.  Financial Information

Item 1:  Financial Statements


                             LASV ENTERPRISES, INC.
                                  BALANCE SHEET
                                   U.S. Funds
                                  JUNE 30, 2001
                                   (UNAUDITED)

                                     ASSETS

                                                           June 30, 2001
                                                           -------------

CURRENT ASSETS:
     Cash                                                  $         148
     CAPITAL ASSETS                                                    0
                                                           -------------

TOTAL ASSETS                                               $         148
                                                           =============


                     LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES:
     Accounts Payable                                      $      64,000

     Due to Shareholders                                          48,000
                                                           -------------
                                                                 112,000

                           SHAREHOLDERS EQUITY (DEFICIENCY)

SHARE CAPITAL (Note 7)                                          (111,852)

DEFECIT (NOTE 8) Loss provision for D.R. project                       0
                                                           -------------
                                                                (111,852)
                                                           -------------
                                                           $         148
                                                           =============



See accompanying notes.

                             LASV ENTERPRISES, INC.
                  STATEMENT OF OPERATIONS AND RETAINED DEFICIT
            FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                           Three months         Three months
                                               Ended               Ended
                                           June 30, 2001        June 30, 2000
                                         ---------------        -------------

REVENUES                                 $             0        $           0

OPERATING EXPENSES                                48,325              623,546
                                         -----------------      --------------

NET (LOSS)                                       (48,325)            (623,546)

RETAINED DEFICIT, BEGINNING OF PERIOD         (1,349,834)            (221,487)
                                         -----------------     --------------


RETAINED DEFICIT, END OF PERIOD         $     (1,398,159)       $    (845,033)
                                         =================     ==============






See accompanying notes.

                             LASV ENTERPRISES, INC.
                  STATEMENT OF OPERATIONS AND RETAINED DEFICIT
            FOR THE NINE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)


                                           Nine months           Nine months
                                              Ended                 Ended
                                          June 30, 2001         June 30, 2001
                                          -------------         -------------

REVENUES                                  $           0         $           0


OPERATING EXPENSES                              166,121               623,546
                                          -------------         -------------

NET (LOSS)                                     (166,121)             (623,546)

RETAINED DEFICIT, BEGINNING OF PERIOD        (1,349,834)             (221,487)
                                          -------------         -------------


RETAINED DEFICIT, END OF PERIOD           $  (1,515,955)        $    (845,033)
                                          =============         =============





See accompanying notes.

                             LASV ENTERPRISES, INC.


NOTE: A Statement of Cash Flows has not been included. At this time there is no cash flow in the current acquisitions.

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                                   U.S. Funds


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

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                June 30, 2001
                                   (Unaudited)
                                   U.S. Funds


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

        c)  Loss per Share

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


4.      CAPITAL ASSETS

        The Company's capital assets is based solely upon the bank statement balance as of June 30, 2001.

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                                   U.S. Funds


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


6.      NOTE PAYABLE

        The company currently has no notes payable to third parties as of June 30, 2001.

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

                              LASV ENTERPRISES INC.
                          NOTES TO FINANCIAL STATEMENTS
                                  June 30, 2001
                                   (Unaudited)
                                   U.S. Funds


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

On May 8, 2001, the Company received the resignation from Mr. Timothy Metz resigning as President, Director and an Officer of the Company.

On June 26, 2001, the Company announced a group of shareholders had reached an understanding of settlement/ transfer of ownership in the lawsuits and judgments by creditors in the amount of $230,000 and $2,970,000, thus totaling $3,200,000. Both the claimants' outstanding issues are relating back to the previous Chairman and Owners, Jehu Hand and Michael O. Ison.



DISCUSSION OF SUBSEQUENT EVENTS FOR THE PERIOD OF July 1, 2001 to September 20,2001

On July 12, 2001, the Company announced that is has successfully negotiated and signed an agreement with Eliatta Streamline Investments, Inc. Eliatta represents a group of investors who have agreed to a private placement in LASV Enterprises, Inc. for $3 million dollars (USD) to be funded over a 45 day period.

On July 13, 2001, the Company and the Russian Journalists Union jointly announced the initialization of deployment of 2200 lottery terminals to Moscow, Russia.

On July 31, 2001, a Consent to Action in Lieu of Special Meeting of Directors of LASV Enterprises, Inc. was held. The directors and purported directors of LASV Enterprises, Inc. ratified, adopted and consented to the following resolution in lieu of a special meeting of directors effective July 31 2001 and waived notice of the time and place of this Special Meeting. RESOLVED that the following individuals were appointed officers of the Company to serve until the time appointed by statute or bylaws for elections of officers:

         Jennifer Lyster            President & Director
         Jacob Penner               Secretary

RESOLVED that upon the resignation of any director from the Company Jennifer Lyster shall be immediately appointed as director to fill that vacancy. In addition, Jennifer Lyster shall be appointed as director to fill that vacancy created by any resigning director or purported director and shall thereafter be the sole director of the company.

Effective July 31, 2001, directorship of LASV Enterprises, Inc is under new management. The Company is currently reviewing the past contracts, agreements and negotiations related to the assets noted by previous management.

Immediate focus to rectify past due filings is new management's priority. The analysis of outstanding agreements and contracts will be closely scrutinized to ensure enhancement of shareholder value. New directorship is determined to instill shareholder confidence with the dissemination of accurate and precise disclosure on all company dealings.

The project in the Dominican Republic was terminated by Divest Management, Inc. due to the lack of performance of the company. The company is currently taking legal action against Divest Management, Inc. to recover the deposit for the Option Agreement and all additional monies. The Company is confident after review of the documentation and agreements, it shall recover a large portion of the amount paid or the full amount (in excess of $1 million).

The Company and legal representatives are currently reviewing the documentation related to the acquisition of SilverHawk Development Corporation. The Company will commence discussions with SilverHawk Development Corporation in an effort to receive the restricted certificate issued in the name of Von G. Batesole, returned to the company and treasury and to receive the $1,000,000 received by SilverHawk and Von G. Batesole for the acquisition which was not completed.

The new Company and Directorship have ceased and terminated the dealings of any and all Agents and Representatives or purported Representatives of the company. All current and future negotiations of the company are represented by the new Directors. Current Directors are closely scrutinizing the contracts and negotiations concerning the company's current assets; the ATM project and the Russian lottery to ensure enhancement to shareholder value.

The Company has had preliminary discussions with creditors and legal representatives in an effort to reach a mutual agreement. New directorship is confident a mutual agreement and settlement can be obtained in the near future to evaluate and ensure all transactions are in the best interest of its shareholders. Due diligence and validation is being obtained concerning the news release of July 12, 2001 and July 13, 2001.

The Company intends to instill shareholder confidence with the dissemination of accurate and precise information regarding the disclosure of the company's assets. Immediate focus on lawsuits and the recovery of funds are a high priority in order to stabilize and move the company forward at a safe pace with operational assets. A professional Investor Relations company is to commence immediately to ensure all shareholders are well informed with clear, concise and reliable information. As an equity owner, the shareholder should remain mindful of your company's growth and happenings.

On September 20, 2001 the officers and Board of Directors for LASV Enterprises, Inc. consists of:

         Jennifer Lyster            President & Director
         Jacob Penner               Secretary

                           PART II. OTHER INFORMATION

Item 1.     LEGAL PROCEEDINGS

Marvin Winograde v. LASV Enterprises, Inc.
NAPA County Superior Court (California)
Case No. 26 12125
-------------------------------------------

     On January 8, 2001 the Company received legal documents from a disgruntled shareholder which dates back to the previous owners and management of the previous entity, Las Vegas Airlines, Inc., over a stock issuance discrepancy. The basis of the lawsuit was actions and inactions of the pre-purchased company and has no reflection upon the current ownership and management. The company is addressing the issues raised in the suit. The Company and its Legal Representatives feel this does not reflect on new management and operations and are actively pursuing discussions to achieve a mutual agreement. The Company is confident a mutual agreement will be reached within six months.



Patrick Strasburger and Allan Davis v. LASV Enterprises, Inc.
Harris County District Court (Texas)
Case No. 200106926
-------------------------------------------

     On March 7, 2001, the Company received legal documents from disgruntled Directors who had resigned from their five year positions. The basis of the lawsuit was actions and inactions of performance and related issues to their five year positions. The company is addressing the issues raised in the suit. The Company and its Legal Representatives feel this does not reflect on new management and operations and are actively pursuing discussions to achieve a mutual agreement.


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

As of September 20, 2001 the certificate issued to SilverHawk Development Corporation and Mr. Von G. Batesole is outstanding and is therefore reflected in the Corporation's total issued and outstanding as of this date.


Item 3.     DEFAULTS UPON SENIOR SECURITIES - None


Item 4.     SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None


Item 5. OTHER INFORMATION

On July 31, 2001, a Consent to Action in Lieu of Special Meeting of Directors of LASV Enterprises, Inc. was held. The directors and purported directors of LASV Enterprises, Inc. ratified, adopted and consented to the following resolution in lieu of a special meeting of directors effective July 31 2001 and waived notice of the time and place of this Special Meeting. RESOLVED that the following individuals were appointed officers of the Company to serve until the time appointed by statute or bylaws for elections of officers:

         Jennifer Lyster            President & Director
         Jacob Penner               Secretary

RESOLVED that upon the resignation of any director from the Company Jennifer Lyster shall be immediately appointed as director to fill that vacancy. In addition, Jennifer Lyster shall be appointed as director to fill that vacancy created by any resigning director or purported director and shall thereafter be the sole director of the company.



As of September 20, 2001, there were approximately 283 stockholders of record. Subsequent to April 1, 2001, the volume of shares traded increased in April to 4,804,437 and declined to 3,362,619 in May and 3,419,577 in June.


Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

        None

                                   SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report, as amended, to be signed on its behalf by the undersigned thereunto duly authorized.


                                          LASV Enterprises, INC.



Date:     September 25, 2001               By: /s/ Jennifer Lyster
                                            ----------------------
                                            Jennifer Lyster
                                            President, Director (and duly
                                            authorized officer)